Form 10-Q
period 1996-06-30
FIRST HOME BANCORP INC \NJ\
filed 1996-08-14
CIK 1009195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                June 30, 1996
                                       -----------------------------
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to _____________________

                        Commission File Number: 0-28700

                             FIRST HOME BANCORP INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                          22-3423990
- - -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                125 South Broadway, Pennsville, New Jersey 08070
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 678-4400
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, No par value, 2,030,009 shares as of August 9, 1996.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I     Financial Information:

Item 1:    Financial Statements:

           Consolidated Statements of Financial Condition -
           June 30, 1996 and December 31, 1995 (unaudited)                 1

           Consolidated Statements of Income -
           Three and Six Months Ended June 30, 1996
           and 1995 (unaudited)                                            2

           Consolidated Statements of Cash Flows -
           Six  Months Ended June 30, 1996
           and 1995 (unaudited)                                            3

           Notes to Consolidated Financial Statements
           (unaudited)                                                     4

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

Part II    Other Information                                               17

Part I
Item 1.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       June 30,     December 31,
                                                                                         1996          1995
                                                                                       --------     ------------
                                                                                                (Unaudited)
ASSETS
Cash and amounts due from depository institutions                                   $  5,769,808    $  7,015,388
Interest-earning deposits and short-term funds                                           627,575       1,642,052
Investment securities (market value - 1996, $538,000;
    1995, $517,000)                                                                      538,000         517,000
Investment securities held for trading at market value                                   913,430          57,019
Investment securities available-for-sale at market value                              25,307,594      28,729,522
Mortgage-backed securities (market value - 1996, $87,897,806;
    1995, $69,588,486)                                                                87,164,756      67,994,547
Mortgage-backed securities available-for-sale at market value                         88,185,617      78,765,677
Loans receivable - net                                                               253,850,002     254,798,690
Loans held for sale at market value                                                    1,469,676         418,305
Accrued interest receivable                                                            2,983,221       2,903,279
Real estate owned and other repossessed assets                                         1,173,805         486,763
Federal Home Loan Bank stock-at cost                                                   5,709,900       5,317,000
Office properties and equipment                                                        2,945,210       2,586,321
Deposit premium                                                                          759,704         888,632
Net deferred income taxes                                                                817,446         542,473
Prepaid expenses and other assets                                                      1,097,981         376,057
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $479,313,725    $453,038,725
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                        $277,134,338    $270,175,738
    Advances from the Federal Home Loan Bank                                         114,197,300     105,797,300
    Other borrowed funds                                                              54,967,000      44,329,000
    Advances by borrowers for taxes and insurance                                        556,504         393,140
    Accrued interest payable on advances                                                 582,500         555,101
    Excess of fair value over cost                                                       190,613         315,089
    Accounts payable and accrued expenses                                                849,321       1,370,629
                                                                                    ------------    ------------
Total liabilities                                                                    448,477,576     422,935,997
                                                                                    ------------    ------------


Commitments and Contingencies (Note 13)
Shareholders' equity:
    Preferred stock - No par value; 1,000,000 shares authorized;
       none issued
    Common stock - No par value; 10,000,000 shares authorized; 2,030,009 shares issued and outstanding at June 30, 1996 and
         December 31, 1995                                                                   ---             ---
    Paid-in capital                                                                    8,918,639       8,918,639
    Retained earnings - partially restricted                                          23,103,050      21,315,342
    Unrealized (loss) gain on securities available-for-sale                           (1,185,540)       (131,253)
                                                                                    ------------    ------------
Total shareholders' equity                                                            30,836,149      30,102,728
                                                                                    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $479,313,725    $453,038,725
                                                                                    ============    ============

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended                Six Months Ended
                                                       June 30,         June 30,         June 30,        June 30,
                                                         1996             1995             1996            1995
                                                     ----------       ----------      -----------     -----------
                                                                                (Unaudited)
INTEREST INCOME:
Interest and fees on loans                           $5,389,440       $5,057,376      $10,768,779     $ 9,997,640
Interest on mortgage-backed securities                3,070,629        2,317,237        5,934,772       4,225,385
Other interest income and dividends                     568,884          648,307        1,158,383       1,308,602
                                                     ----------       ----------      -----------     -----------
Total interest income                                 9,028,953        8,022,920       17,861,934      15,531,627
                                                     ----------       ----------      -----------     -----------
INTEREST EXPENSE:
Interest on deposits                                  3,050,253        2,762,304        6,010,355       5,222,351
Interest on borrowed money                            2,204,268        1,895,641        4,345,065       3,609,734
                                                     ----------       ----------      -----------     -----------
Total interest expense                                5,254,521        4,657,945       10,355,420       8,832,085
                                                     ----------       ----------      -----------     -----------
NET INTEREST INCOME                                   3,774,432        3,364,975        7,506,514       6,699,542
PROVISION FOR CREDIT LOSSES                             100,000          150,000          200,000         350,000
                                                     ----------       ----------      -----------     -----------
NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                       3,674,432        3,214,975        7,306,514       6,349,542
                                                     ----------       ----------      -----------     -----------
OTHER INCOME:
Loan servicing fees                                      54,002           58,229          109,382         116,035
Profit (loss) relating to:
    Loans held for sale                                 (61,014)          21,001          (84,049)         47,584
    Investment securities held for trading               76,806           12,671          113,172          86,660
Accretion of excess of fair value over cost              62,238          62,238           124,476         124,476
Other income                                            186,731          329,376          365,697       1,160,304
                                                     ----------       ----------      -----------     -----------
Total other income                                      318,763          483,515          628,678       1,535,059
                                                     ----------       ----------      -----------     -----------
OPERATING EXPENSES:
General and administrative expense:
    Salaries and employee benefits                    1,008,449          922,761        2,044,878       1,761,469
    Occupancy and equipment                             315,158          287,338          626,517         551,566
    Federal insurance premium                           144,385          143,363          278,519         286,725
    Other expenses                                      684,609          555,201        1,241,751       1,132,670
                                                     ----------       ----------      -----------     -----------
Total general and administrative expenses             2,152,601        1,908,663        4,191,665       3,732,430
Amortization of deposit premium                          64,464           63,891          128,928         128,355
Real estate operations, net                              70,113          (33,983)          84,622         (28,450)
                                                     ----------       ----------      -----------     -----------
Total operating expenses                              2,287,178        1,938,571        4,405,215       3,832,335
                                                     ----------       ----------      -----------     -----------
INCOME BEFORE INCOME TAXES                            1,706,017        1,759,919        3,529,977       4,052,266
INCOME TAX EXPENSE                                      596,100          617,850        1,255,100       1,477,650
                                                     ----------       ----------      -----------     -----------
NET INCOME                                           $1,109,917       $1,142,069      $ 2,274,877     $ 2,574,616
                                                     ==========       ==========      ===========     ===========
Earnings per share                                   $      .55       $     .56       $      1.12     $      1.27
                                                     ==========       =========       ===========     ===========

Dividends per share                                  $      .12       $     .12       $       .24     $       .24
                                                     ==========       =========       ===========     ===========

Weighted average number of shares outstanding         2,030,009       2,030,009        2,030,009        2,025,192
                                                     ==========       =========       ===========     ===========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS


                                                                                             Six Months Ended
                                                                                         June 30,        June 30,
                                                                                           1996            1995
                                                                                         --------        --------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES:
    Net Income                                                                        $ 2,274,877     $ 2,574,616
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for credit losses                                                           200,000         350,000
    Depreciation                                                                          161,504         151,061
    Accretion of excess fair value over cost                                             (124,476)       (124,476)
    Amortization of fair market premiums                                                   42,063         107,538
    Amortization of deposit premium                                                       128,928         128,355
    Investment security gains                                                            (113,172)        (86,660)
    Purchase of investment securities held for trading                                 (4,002,284)       (140,390)
    Proceeds from sale of investment securities held for trading                        3,259,045         628,220
    Loans originated for sale                                                          (4,211,017)     (3,653,629)
    Proceeds from loans sold                                                            3,075,597       3,652,338
    Losses (gains) on sale of loans                                                        84,049         (47,584)
    Increase in accrued interest receivable                                               (79,942)       (212,668)
    Increase in accrued interest payable                                                   27,399          91,173
    Decrease in net deferred tax asset                                                    318,064          43,817
    Net other                                                                          (1,243,232)        (95,011)
                                                                                     ------------     -----------
Net cash (used in) provided by operating activities                                      (202,597)      3,366,700
                                                                                     ------------     -----------


INVESTMENT ACTIVITIES:
    Proceeds from maturities of investment securities                                  13,000,000       8,000,000
    Purchase of investment securities                                                 (10,040,772)     (5,938,002)
    Purchase of mortgage-backed securities                                            (34,524,254)    (37,023,833)
    Repayments on mortgage-backed securities                                            4,702,209       2,752,649
    Purchase of FHLB stock                                                               (392,900)       (452,300)
    Purchase of property and equipment                                                   (520,393)       (436,805)
    (Increase) decrease in real estate owned                                             (687,042)        627,472
    Principal collected on longer term loans                                           29,704,564      17,907,179
    Loans originated or acquired                                                      (28,971,667)    (25,364,747)
    Cash obtained from acquisition of branches                                                ---      14,511,820
                                                                                     ------------     -----------

Net cash used by investing activities                                                 (27,730,255)    (25,416,567)
                                                                                     ------------     -----------


FINANCING ACTIVITIES:
    Net increase (decrease) in:
       Demand deposits, NOW accounts, and savings accounts                              2,057,733      (4,280,389)
       Certificates of deposit                                                          4,900,867      11,613,740
    Proceeds from short-term borrowings                                                10,638,000         925,700
    Proceeds from FHLB advances                                                        14,000,000      23,296,300
    Cash dividends                                                                       (487,169)       (486,940)
    Repayment of FHLB advances                                                         (5,600,000)     (8,400,000)
    Proceeds from exercise of common stock options                                            ---          46,345
    Increase in advance from borrowers for taxes and insurance                            163,364         150,194
                                                                                     ------------     -----------
Net cash provided by financing activities                                              25,672,795      22,864,950
                                                                                     ------------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (2,260,057)        815,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        8,657,440       5,783,663
                                                                                     ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 6,397,383     $ 6,598,746
                                                                                      ===========     ===========


See notes to consolidated financial statements

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.       BASIS OF PRESENTATION

         First Home Bancorp Inc. (the Company) is a New Jersey corporation which is the holding company for First Home Savings Bank, F.S.B. (First Home or Bank). The Company was organized for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the holding company form of ownership. Each outstanding share of common stock of the Bank was converted into one share of common stock of the Company. The reorganization was consummated on May 31, 1996.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three months and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months then ended. The accompanying financial statements do not include information or footnotes necessary for a complete presentation of financial condition, statements of income and cash flows in conformity with generally accepted accounting principles. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform to the 1996 presentation. The statements of income for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.

         On July 1, 1992, the Bank acquired Fidelity Mutual Savings and Loan Association (Fidelity Mutual) in a supervisory conversion merger transaction. No consideration was paid in connection with the transaction. The Bank acquired assets with a fair value of $79.9 million and assumed liabilities of $79.4 million. The acquisition was accounted for as a purchase with excess fair value over cost being accreted into income over a period of five years.

2.       INVESTMENT SECURITIES HELD TO MATURITY

         Investment securities at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                      June 30, 1996              December 31, 1995
                                                                      -------------              -----------------

                                                                          Estimated                     Estimated
                                                            Amortized        Market      Amortized         Market
                                                                 Cost         Value           Cost          Value
                                                             --------      --------       --------       --------
         Tax Exempt Obligations
           Due in one year or less                           $538,000      $538,000       $517,000       $517,000
                                                             --------      --------       --------       --------
         Total                                               $538,000      $538,000       $517,000       $517,000
                                                             ========      ========       ========       ========

3.       INVESTMENT SECURITIES HELD FOR TRADING

         Investment securities held for trading at June 30, 1996 and December 31, 1995 consisted of the following:

                                 June 30, 1996               December 31, 1995
                                 -------------               -----------------

         Common stock                 $855,000                    $      ---
         Mutual fund                    58,430                        57,019
                                      --------                     ---------
                                      $913,430                       $57,019
                                      ========                       =======


         The Bank buys and sells debt and equity securities that are classified as trading securities. At each recording period, the Bank adjusts the value of these securities to market value.

4.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         Investment securities available-for-sale at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                                                   June 30, 1996
                                                                                                   -------------
                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         U.S. Government Agencies
             Due in one year through five years         $11,973,613         $10,272      $(123,189)   $11,860,696
             Due after five years through ten years       6,000,000           9,828         (7,154)     6,002,674
         Corporate Notes
             Due in one year or less                        723,874             ---         (4,335)       719,539
             Due after one year through five years        2,960,445          35,475         (2,339)     2,993,581
             Due after five years through ten years         642,414           2,440            ---        644,854
         Preferred stock                                  3,096,775             ---        (10,525)     3,086,250
                                                        -----------         -------      ---------    -----------
         Total                                          $25,397,121         $58,015      $(147,542)   $25,307,594
                                                        ===========         =======      =========    ===========

                                                                                                December 31, 1995
                                                                                                -----------------
                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         U.S. Government Agencies
             Due in one year through five years         $10,991,273        $132,055       $(15,000)   $11,108,328
             Due after five years through ten years       8,978,750          39,129        (11,400)     9,006,479
         Corporate Notes
             Due in one year or less                      1,996,543          19,719            ---      2,016,262
             Due after one year through five years        3,668,388         103,305            ---      3,771,693
             Due after five years through ten years         645,621          33,639            ---        679,260
         Preferred stock                                  2,096,775          50,725            ---      2,147,500
                                                        -----------         -------      ---------    -----------
         Total                                          $28,377,350        $378,572       $(26,400)   $28,729,522
                                                        ===========        ========       ========    ===========

No investment securities available-for-sale were sold under agreement to repurchase at June 30, 1996. U.S. Government Agencies with amortized costs of $8,978,750 and market values of $9,006,479 were sold under agreement to repurchase at December 31, 1995.

5.       MORTGAGE-BACKED SECURITIES

         A summary of mortgage-backed securities at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                                                    June 30, 1996
                                                                                                    -------------
                                                              Gross           Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         Mortgage-Backed Securities
           Available-for-Sale
         FNMA pass-through certificates                 $ 2,035,740      $   10,798    $   (17,587)   $ 2,028,951
         FHLMC pass-through certificates                  4,987,032         263,442         (3,938)     5,246,536
         GNMA pass-through certificates                   6,891,442         348,094            ---      7,239,536
         Real estate mortgage investment
           conduit obligations                           76,034,285         119,175     (2,482,866)    73,670,594
                                                          ---------      ----------     ----------   ------------
         Total mortgage-backed securities
           available-for-sale                           $89,948,499      $  741,509    $(2,504,391)   $88,185,617
                                                        ===========      ==========    ===========    ===========

         Mortgage-Backed Securities
           Held to Maturity
         Non-agency pass through certificates           $ 6,590,329      $   52,449     $   (1,698)   $ 6,641,080
         Real estate mortgage investment
           conduit obligations                           80,574,427       1,036,625       (354,326)    81,256,726
                                                          ---------      ----------     ----------   ------------
         Total mortgage-backed securities
           held to maturity                             $87,164,756      $1,089,074     $ (356,024)   $87,897,806
                                                        ===========      ==========     ==========    ===========

                                                                                                December 31, 1995
                                                                                                -----------------
                                                              Gross           Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         Mortgage-Backed Securities
           Available-for-Sale
         FNMA pass-through certificates                 $ 2,340,880      $   38,472    $      ---     $ 2,379,352
         FHLMC pass-through certificates                  5,573,652         332,827           (373)     5,906,106
         GNMA pass-through certificates                   7,775,011         378,043            ---      8,153,054
         Real estate mortgage investment
           conduit obligations                           63,633,391         236,559     (1,542,785)    62,327,165
                                                          ---------      ----------     ----------   ------------
         Total mortgage-backed securities
           available-for-sale                           $79,322,934      $  985,901    $(1,543,158)   $78,765,677
                                                        ===========      ==========    ===========    ===========

         Mortgage-Backed Securities
           Held to Maturity
         Non-agency pass through certificates           $ 7,319,434      $   79,947     $  (47,265)   $ 7,352,116
         Real estate mortgage investment
           conduit obligations                           60,675,113       1,651,045        (89,788)    62,236,370
                                                          ---------      ----------     ----------   ------------
         Total mortgage-backed securities
           held to maturity                             $67,994,547      $1,730,992     $ (137,053)   $69,588,486
                                                        ===========      ==========     ==========    ===========

Mortgage-backed securities with amortized costs of $56,867,532 and $36,860,813 and market values of approximately $56,748,300 and $36,863,793 were pledged as collateral for securities sold under agreements to repurchase at June 30, 1996 and December 31, 1995, respectively.

6.   LOANS RECEIVABLE

         Loans receivable at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                                      June 30,       December 31,
                                                                                         1996            1995
                                                                                    ------------     ------------
         Residential mortgages on existing property                                  $202,661,347     $206,264,708
         Residential construction mortgages                                             5,417,699        3,258,284
         Commercial real estate loans                                                  15,864,716       15,670,880
         Commercial business loans                                                      1,476,129        1,232,999
         Consumer loans:
           Home equity loans                                                           18,075,137       16,631,949
           Mobile home loans                                                            7,117,953        7,804,508
           Equity lines of credit                                                       3,704,658        3,674,874
           Automobile loans                                                             4,438,313        4,087,717
           Other loans                                                                  3,256,120        3,538,614
                                                                                     ------------     ------------

         Total                                                                        262,012,072      262,164,533

         Undisbursed portion of loans in process                                       (2,494,274)      (1,680,884)
         Net deferred loan fees, discounts and premiums                                (2,003,380)      (2,122,629)
         Allowance for possible credit losses                                          (3,664,416)      (3,562,330)
                                                                                     ------------     ------------
         Total                                                                       $253,850,002     $254,798,690
                                                                                     ============     ============



         The total amount of loans serviced for the benefit of others was approximately $62,500,000 and $63,400,000 at June 30, 1996 and December 31, 1995, respectively.

         Following is a summary of changes in allowance for possible credit losses:

                                                                                         June 30,       December 31,
                                                                                           1996            1995
                                                                                       ------------     ------------
          Balance, beginning of period                                                  $3,562,330       $3,315,340
          Provision for credit losses                                                      200,000          600,000
          Charge-offs                                                                     (182,805)        (580,427)
          Recoveries                                                                        84,891          227,417
                                                                                        ----------     ------------
Total                                                                                   $3,664,416       $3,562,330
                                                                                        ==========       ==========

7.       LOANS HELD FOR SALE

         Loans held for sale amounted to $1,469,676 and $418,305 at June 30, 1996 and December 31, 1995, respectively. Loans held for sale consist of long-term fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

8.       REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

         Repossessed assets at June 30, 1996 and December 31, 1995 consisted of the following:

                                                   June 30,       December 31,
                                                     1996            1995
                                                 ----------        ---------
         Real estate owned                       $1,170,205         $480,763
         Other repossessed assets                     3,600            6,000
                                                 ----------         --------
         Total                                   $1,173,805         $486,763
                                                 ==========         ========

         The components of real estate operations, net consisted of the following:
                                                   June 30,       December 31,
                                                     1996            1995
                                                 ----------        ---------

         Rental income                             $ 18,457       $    3,316
         Real estate operation expense              (93,052)         (54,571)
         Net recovery (provision) for losses        (10,027)          79,705
                                                 ----------         --------
         Total                                     $(84,622)       $  28,450
                                                   ========        =========


9.       OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment are summarized by major classifications as follows:

                                                   June 30,       December 31,
                                                     1996            1995
                                                 ----------        ---------
         Land, buildings and improvements       $ 3,674,941      $ 3,435,768
         Furniture and equipment                  1,240,430          969,719
                                                -----------      -----------
         Total                                    4,915,371        4,405,487
         Less accumulated depreciation           (1,970,161)      (1,819,166)
                                                -----------      -----------
         Total                                  $ 2,945,210      $ 2,586,321
                                                ===========      ===========

10.      DEPOSITS

         Deposits at June 30, 1996 and December 31, 1995 consisted of the following:

                                                   June 30,       December 31,
                                                     1996            1995
                                                 ----------        ---------
         NOW accounts                          $ 25,330,824     $ 26,292,766
         Non-interest bearing accounts            7,401,811        7,042,519
         Money market and other accounts         45,451,877       41,364,855
         Savings and club accounts               38,628,611       40,043,245
         Time deposits                          160,061,334      155,223,667
                                               ------------      -----------
         Total                                  276,874,457      269,967,052
         Accrued interest payable                   259,881          208,686
                                               ------------      -----------
         Total                                 $277,134,338     $270,175,738
                                               ============     ============

         The Bank has pledged mortgage loans and mortgage-backed securities aggregating approximately $785,000 for public fund deposits as required by the New Jersey Department of Banking's Governmental Unit Deposit Protection Act.

11.      ADVANCES FROM FEDERAL HOME LOAN BANK

         Federal Home Loan Bank advances, due at various dates through 2000 with interest rates from 4.67% to 7.52% at June 30, 1996 totaled $114,197,300 and from 4.47% to 7.52% at December 31, 1995 totaled
         $105,797,300.

         The advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans.

12.      OTHER BORROWED FUNDS

         Other borrowed funds at June 30, 1996 and December 31, 1995 consisted of securities sold under agreements to repurchase. These agreements are all due within ninety days and have a weighted interest rate of 5.62% and 6.00%, respectively. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities and U.S. Government Agencies with amortized costs of $56,867,532 and $45,839,563 and market values of approximately $56,748,300 and $45,870,272 at June 30, 1996 and December 31, 1995,
         respectively. The securities underlying the agreements were delivered to, and are held by the dealers who arranged the transactions.

13.      COMMITMENTS

         Commitments at June 30, 1996 and December 31, 1995 consisted of the following:
                                                     June 30,     December 31,
                                                       1996            1995
                                                     --------     ------------

         Fixed rate (current market rates)
              mortgage loans                       $ 3,243,885     $1,686,700
         Unused lines of credit                      5,172,640      4,618,605
         Purchase of securities and investments      2,000,000             --
         Letters of credit                           1,142,858      1,176,358
         Consumer loans                                349,354        207,794
         Loans in process                            2,494,274      1,680,884
                                                   -----------     ----------
         Total                                     $14,403,011     $9,370,341
                                                   ===========     ==========

         At June 30, 1996 all commitments are expected to be funded within one year.

14.      PROPOSED LEGISLATION

         A recapitalization of the Savings Association Insurance Fund (SAIF) is under consideration by Congress, the Treasury Department, and the Federal Deposit Insurance Corporation (FDIC). An assessment on all SAIF-insured deposits of $.80 to $.85 per $100 of deposits held as of March 31, 1995 has been proposed. This assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and could be payable in 1996. This may allow the SAIF to reduce the insurance assessment from its current level of $.23 per $100 of deposits to a level competitive with the Bank Insurance Fund assessment. If the higher assessment is made at the proposed rate, the effect on the Bank would be a pre-tax charge to earnings of approximately $2.1 million, or $1.3 million after tax assuming a 36% income tax rate. Management cannot predict as to when or whether the proposed, or similar legislation will be enacted or the ultimate effect on the Company's financial condition or results of operation, except as noted.

         Additionally, legislation recently enacted by Congress and expected to be signed by the President changes the Internal Revenue Code regarding the bad debt deduction. The legislation eliminates the bad debt deduction under the percentage of taxable income method, and required the recapture of the bad debt reserve accumulated since 1988. The amount recaptured must be taken into account ratably over a six year period beginning with the 1996 taxable year. Since the Bank is currently providing deferred income taxes for these reserves, the change would increase the Bank's tax payments but would not have a material effect on earnings.

                             FIRST HOME BANCORP INC.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is the sole stockholder of First Home. Substantially all of the Company's consolidated revenues are derived from the operations of First Home, and First Home represented substantially all of the Company's consolidated assets and liabilities at June 30, 1996. First Home's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in New Jersey and Delaware. First Home operates eight retail banking offices in New Jersey and two retail banking offices in Delaware providing consumer banking services as well as residential real estate loans. First Home is subject to significant competition from other financial institutions, and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory agencies.

Net Income

        The Company had net income of $1,109,917 and $2,274,877 or $.55 and $1.12 per share for the three and six month periods ended June 30, 1996 compared to $1,142,069 and $2,574,616 or $.56 and $1.27 per share for the three and six month periods ended June 30, 1995.

        The three and six month periods ended June 30, 1995 included $135,129 and $807,129 in non-recurring pre-tax income from interest on a federal tax refund and the receipt of an insurance settlement related to indemnification for claims against directors and officers of a previously acquired company. These non-recurring events added $.04 and $.25 per share after tax to net income for the three and six months ended June 30, 1995. Additionally, losses relating to loans held for sale of $61,014 and $84,049 were recognized for the three and six month periods of 1996, respectively. During 1995, gains of $21,001 and $47,584 were recognized for the three and six month periods, respectively.

Net Interest Income

        Net interest income for the three and six month periods ended June 30, 1996 totaled $3,774,432 and $7,506,514 compared to $3,364,975 and $6,699,542 for the three and six month periods ended June 30, 1995, a $409,457 and $806,972 increase for the three and six month periods or 12.2% and 12.0% increase, respectively. The increase in net interest income for the three and six month periods ended June 30, 1996 were attributable to growth in the net interest-earning assets of $3.8 million and $5.7 million, respectively, which were offset by declines in the net interest margin. Average interest-earning assets increased by $55.5 million and $58.7 million for the three and six month periods ended June 30, 1996 as compared to the prior year. Average interest-bearing liabilities increased by $51.7 million and $53.1 million for the three and six month periods ended June 30, 1996 as compared to the prior year. The increase in interest-earning assets was primarily attributable to the purchase of mortgaged-backed securities which increased by $45.3 million and $47.7 million for the three and six month periods ended June 30, 1996 as compared to the prior year. The increases in net interest income resulting from the increase in net interest-earning assets was offset by a decline in interest rate spread of .06% from 3.15% to 3.09% for the three month period and by .14% from 3.26% to 3.12% for the six month period.

        The following table sets forth information for the three and six month periods ended June 30, 1996 and June 30, 1995 regarding First Home's (1) average balance of interest-earning assets and the resultant interest income and average yields; (2) average balance of interest-bearing liabilities and the resultant interest expense and average costs; (3) net interest income; (4) interest rate spread; (5) and net yield earned on weighted average interest-earning assets. Averages are calculated on a month-end basis for each of the periods indicated. The table is not presented on a tax equivalent basis because First Home's investment in tax-free obligations is insignificant.

                                                                                Three Months Ended
                                                                 June 30, 1996                      June 30, 1995
                                                                 -------------                      -------------
                                                                                          (Dollars in thousands)
                                                                          Average                            Average
                                                  Average                  Yield/     Average                 Yield/
                                                  Balance     Interest      Rate      Balance     Interest     Rate
                                                  -------     --------    -------     -------     --------   -------
Interest-earning assets:
 Loans                                           $255,376      $5,389       8.44%     $242,262     $5,058      8.35%
 Mortgage-backed securities                       170,796       3,071       7.19       125,540      2,317      7.38
 Other (1)                                         34,553         569       6.59        37,467        648      6.92
                                                 --------      ------       ----      --------     ------      ----
Total interest-earning assets                     460,725       9,029       7.84       405,269      8,023      7.92
                                                 --------      ------       ----      --------     ------      ----
Non-interest earning assets                        14,649                               14,534
                                                 --------                             --------
 Total assets                                    $475,374                             $419,803
                                                 ========                             ========
Interest bearing liabilities:
 Deposits                                        $281,014       3,051       4.34      $260,205      2,762      4.25
 Borrowings                                       161,532       2,204       5.46       130,674      1,896      5.80
                                                 --------      ------       ----      --------     ------      ----
Total interest-bearing liabilities                442,546       5,255       4.75       390,879      4,658      4.77
                                                 --------      ------       ----      --------     ------      ----
Non-interest-bearing liabilities                    1,990                                2,628
                                                 --------                             --------
Total liabilities                                 444,536                              393,507
                                                 --------                             --------
Shareholders' equity                               30,838                               26,296
                                                 --------                             --------
Total liabilities and shareholders' equity       $475,374                             $419,803
                                                 ========                             ========
Net interest income                                            $3,774                              $3,365
                                                               ======                              ======
Interest rate spread                                                        3.09%                              3.15%
                                                                            ====                               ====
Net yield on weighted average
 interest-earning assets                                                    3.28%                              3.32%
                                                                            ====                               ====

                                                                                 Six Months Ended
                                                                 June 30, 1996                      June 30, 1995
                                                                 -------------                      -------------
                                                                                          (Dollars in thousands)
                                                                          Average                            Average
                                                  Average                  Yield/     Average                 Yield/
                                                  Balance     Interest      Rate      Balance     Interest     Rate
                                                  -------     --------    -------     -------     --------   -------
Interest-earning assets:
 Loans                                           $254,854     $10,769       8.45%     $240,989     $9,998      8.30%
 Mortgage-backed securities                       163,206       5,935       7.27       115,536      4,225      7.31
 Other (1)                                         34,112       1,158       6.79        36,922      1,309      7.09
                                                 --------      ------       ----      --------     ------      ----
Total interest-earning assets                     452,172      17,862       7.90       393,447     15,532      7.90
                                                 --------      ------       ----      --------     ------      ----
Non-interest earning assets                        13,883                               14,855
                                                 --------                             --------
 Total assets                                    $466,055                             $408,302
                                                 ========                             ========
Interest bearing liabilities:
 Deposits                                        $276,370       6,010       4.35      $257,506      5,222      4.06
 Borrowings                                       156,666       4,345       5.55       122,790      3,610      5.88
                                                 --------      ------       ----      --------     ------      ----
Total interest-bearing liabilities                433,036      10,355       4.78       380,296      8,832      4.64
                                                 --------      ------       ----      --------     ------      ----
Non-interest-bearing liabilities                    2,331                                2,774
                                                 --------                             --------
Total liabilities                                 435,367                              383,070
                                                 --------                             --------
Shareholders' equity                               30,688                               25,232
                                                 --------                             --------
Total liabilities and shareholders' equity       $466,055                             $408,302
                                                 ========                             ========
Net interest income                                           $ 7,507                              $6,700
                                                              =======                              ======
Interest rate spread                                                        3.12%                              3.26%
                                                                            ====                               ====
Net yield on weighted average
 interest-earning assets                                                    3.32%                              3.41%
                                                                            ====                               ====

(1) Consists of interest-earning deposits, short-term funds, investment securities, and Federal Home Loan Bank Stock.

Provision for Possible Credit Losses

        The provision for possible credit losses were $100,000 and $200,000 for the three and six month periods ended June 30, 1996 compared to $150,000 and $350,000 for the three month and six month periods in the prior year, a $50,000 and $150,000 decrease for the three and six month periods. As of June 30, 1996, the allowance for credit losses totaled $3,664,416 or 1.41% of total loans including loans held for sale compared to $3,414,912 or 1.36% of total loans at June 30, 1995.

Other Income

        Other income decreased by $164,752 and $906,381 for the three and six months ended June 30, 1996 from the comparable period of 1995. The decreases for the three and six month periods ended June 30, 1996 were primarily attributable to non-recurring income of $135,129 on interest on a Federal tax refund received in June 1995 and a recovery from an insurance carrier of $672,000 received during March 1995. In addition losses relating to the sale of loans held for sale of $61,014 and $84,049 were recognized for the three and six month periods ended June 30, 1996 compared to gains of $21,001 and $47,584 for the same periods ended June 30, 1995. Gains recognized on the sale of investments securities held for trading of $76,806 and $113,172 for the three and six month periods ended June 30, 1996 helped offset the losses recognized in the sale of loans held for sale for the same periods.

Operating Expenses

General and Administrative Expense - General and administrative expenses increased $243,938 and $459,235 or 12.8% and 12.3% for the three and six month periods ended June 30, 1996 from the comparable periods ended June 30, 1995. The increase in general and administrative expenses for the three and six month periods ended June 30, 1996 were attributable to increases in personnel and cost associated with the operation of ten retail banking offices.

Amortization of Deposit Premium - In January 1995, the Bank acquired two branch offices with deposits of approximately $15.9 million. The premium paid for these deposits are being amortized over a period not exceeding the estimated average remaining life of the customer base acquired.

Real Estate Operations (Net) - Real estate operations, net expense increased $104,096 and $113,072 for the three and six months ended June 30, 1996, compared to the same periods of the prior year. Real estate operations include rental income and recoveries offset by operating expenses and loss provisions. Loss provisions for the three and six months ended June 30, 1996 were $4,922 and $10,027 compared to recoveries of $43,018 and $79,705 for the three and six month periods ended June 30, 1995. Real estate operating expenses net of rental income increased $56,156 and $23,340 for the three and six month periods ended June 30, 1996 compared to the same periods of the prior year.

Income Tax Expense

        Income tax expense decreased $21,750 and $222,550 or 3.5% and 15.1%for the three and six month periods ended June 30, 1996 as compared to the same period in 1995. The decrease was attributable to a decrease in pre-tax income for the three and six month periods ended June 30, 1996 of $53,902 and $522,289 or 3.1%and 12.9%, respectively, from the comparable periods of 1995.

Financial Condition

        Total assets increased from $453,038,725 on December 31, 1995 to $479,313,725 as of June 30, 1996, an increase of 11.6% on an annualized basis. This increase was mainly attributable to an increase in mortgage-backed securities. From December 31, 1995 to June 30, 1996 mortgage-backed securities increased by $28,590,149.

        Total liabilities increased from $422,935,997 as of December 31, 1995 to $448,477,576 as of June 30, 1996, an increase of 12.1% on an annualized basis. Deposits increased from $270,175,738 on December 31, 1995 to $277,134,338 as of June 30, 1996 . This increase was primarily due to increases in time deposits. From December 31, 1995 to June 30, 1996 time deposits increased by $4,837,667. Advances from the Federal Home Loan Bank and other borrowed funds increased from $150,126,300 on December 31, 1995 to $169,164,300 as of June 30, 1996 . This
increase of $19,038,000 was primarily used to fund mortgage-backed securities.

        Shareholders' equity increased from $30,102,728 as of December 31, 1995 to $30,836,149 as of June 30, 1996. This increase was primarily the result of net income of $2,274,877 for the six months ended June 30, 1996, less cash dividends of $487,169 declared during the period. In addition, investments classified as available-for-sale in accordance with the Financial Accounting Standards Board Statement No. 115"Accounting for Certain Investments in Debt and Equity Securities" are required to be marked to market on an after-tax basis and unrealized gains or losses reflected as adjustments to shareholders' equity. The Bank had unrealized losses of $131,253 on December 31, 1995 and unrealized losses of $1,185,540 at June 30, 1996 or a net increase in unrealized losses of $1,054,287.

Asset Quality

        The Bank's non-performing assets consist of non-accrual loans, real estate owned and other repossessed assets. The following table sets forth information regarding non-performing assets.

                                             June 30,            December 31,
                                               1996                  1995
                                             --------            ------------
Non-accrual loans
 Residential loans                          $2,723,653            $2,308,546
 Commercial loans                              373,580               351,566
 Consumer loans                                104,543               261,347
                                            ----------            ----------
Total non-accrual loans                      3,201,776             2,921,459
Real estate owned                            1,170,204               480,763
Other repossessed assets                         3,600                 6,000
                                            ----------            ----------
Total non-performing assets                 $4,375,580            $3,408,222
                                            ==========            ==========
Total non-performing assets as a
 percent of total assets                           .91%                  .75%
                                                   ===                   ===

       The increase in non-performing assets was primarily attributable to an increase in real estate owned. During the period ended June 30, 1996 the Bank foreclosed or acquired ten properties totaling $866,212. Three real estate owned properties were liquidated during the period with carrying values of $181,865.

        The Bank's level of non-performing assets is affected by adverse situations that may affect a borrower's ability to repay and other conditions beyond the Bank's control. The Bank's management monitors the quality of the Bank's assets on a regular basis.

Liquidity and Committed Resources

        Liquidity is maintained at a sufficient level to generate cash to fund current loan demand and pay operating expenses. Sources of funds are obtained from increases in deposits, loan principal repayments, sales of loans and investments, increases in borrowed money and from operations. While loan principal repayments are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. As a member of the Federal Home Loan Bank (FHLB) system, the Bank borrows from the FHLB of New York. The Bank also utilizes reverse repurchase agreements collateralized by mortgage-backed securities or other securities.

Management believes that the Bank has sufficient borrowing capacity to compensate for reductions in other sources of funds such as deposits.

        The Bank had 6.93% of its assets qualifying for liquidity under applicable federal regulations as of June 30, 1996 . The overall liquidity percentage requirement is currently 5% on an average monthly basis.

        At June 30, 1996, the Bank had $14,403,011 in outstanding commitments. It is anticipated that these commitments will fund within the next year and funds will be available from normal cash flows.

Interest Rate Risk Management

        First Home has a program to control its interest rate risk. The strategy includes an emphasis on originating adjustable rate mortgage (ARM) loans, the purchase of adjustable rate and short-term mortgage-backed securities (MBS) and the origination of short-term consumer loans. Management maintains interest rate risk within prescribed limits. First Home implemented an internal asset/liability modeling system to monitor the effect on income of changing market interest rates.

        First Home also monitors the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period (gap). A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. When interest rate sensitive liabilities exceed interest rate sensitive assets, the gap is considered negative. However, because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity.

        During a period of rising interest rates, a negative gap tends to adversely affect net interest income while a positive gap tends to increase net interest income. During a period of declining interest rates, a negative gap tends to increase net interest income while a positive gap tends to adversely affect net interest income.

        First Home's net interest income tends to increase in periods of declining interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. First Home's net interest income tends to decrease in periods of rising interest rates. Therefore, rising interest rates, particularly when combined with a flattening yield curve, could have a negative impact on net interest income in future periods.

        The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 1996 , which are anticipated to mature, prepay or reprice in each of the time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and MBS are included in the periods in which they are anticipated to be repaid. If available, estimated prepayment speeds were obtained from external sources. Otherwise, they were estimated by management based on the experience of the portfolio. Non-performing loans have been excluded from interest-earning assets. Money market deposits, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the Office of Thrift Supervision (OTS).


                                             Twelve
                                             Months        1-3          3-5       5-10       10-20      Over 20
                                            or less       Years        Years     Years       Years       Years      Total
                                            -------       -----        -----     -----       -----      -------     -----
                                                                                                     (Dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                          $ 57,139    $ 14,307     $  1,224    $    --    $    --     $    --    $ 72,670
   Fixed rate                                 24,182      35,253       24,881     32,678     12,900         297     130,191
Mortgage-backed securities
   Adjustable rate                            89,401          --           --         --         --          --      89,401
   Fixed rate                                 15,673      22,525       15,465     21,397     11,557       1,094      87,711
Consumer and commercial loans
   Adjustable rate                            10,222       3,395          349         --         --          --      13,966
   Fixed rate                                 17,077      14,157        5,118      2,843        294          --      39,489
Loans held for sale                            1,470          --           --         --         --          --       1,470
Investment portfolio                           6,987       2,960       14,974      1,642         --       5,710      32,273
Investment securities held for trading           913          --           --         --         --          --         913
                                            --------     -------      -------    -------    -------      ------    --------
Total                                        223,064      92,597       62,011     58,560     24,751       7,101     468,084
                                            --------     -------      -------    -------    -------      ------    --------
Interest-bearing liabilities:
   Deposits
      Savings accounts                         5,408       8,651        6,398      9,623      6,657       1,892      38,629
      NOW and non-interest
        bearing demand accounts                5,565       8,452        5,823      7,815      4,291         787      32,733
      Money market accounts                   14,090      16,430        7,823      5,997      1,085          27      45,452
      Certificates of deposit                104,432      44,377       11,247          5         --          --     160,061
Borrowings                                   126,179      36,353        6,632         --         --          --     169,164
                                            --------     -------      -------    -------    -------      ------    --------
Total                                        255,674     114,263       37,923     23,440     12,033       2,706     446,039
                                            --------     -------      -------    -------    -------      ------    --------
Excess int.-earning assets (liabilities)    $(32,610)   $(21,666)    $ 24,088    $35,120    $12,718     $ 4,395    $ 22,045
                                            ========    ========     ========    =======    =======     =======    ========
Cumulative excess interest-earning
      asset (liabilities)                   $(32,610)   $(54,276)    $(30,188)   $ 4,932    $17,650     $22,045
                                            ========    ========     ========    =======    =======     =======
Ratio of GAP during the period
      to total assets                          (6.80)%     (4.52)%       5.02%      7.33%      2.65%        .92%
                                               =====       =====         ====       ====       ====         ===
Ratio of cumulative GAP
      to total assets                          (6.80)%    (11.32)%      (6.30)%     1.03%      3.68%       4.60%
                                               =====      ======        =====       =====      ====        ====

Capital

The Bank is in full compliance with its capital requirements. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The table below presents the Bank's required, actual and excess capital at June 30, 1996.

                                                                                                         Percentage
                                                           Percentage            Percentage               of Risk/
                                                            of Core              of Tangible              Weighted
                                                  Amount     Assets     Amount      Assets     Amount      Assets
                                                  ------   ----------   ------   -----------   ------    ----------
                                                                      (Dollars in thousands)

Actual regulatory capital                        $30,271      6.3%     $30,271       6.3%      $32,716      16.3%
Minimum required
  regulatory capital                              14,382      3.0        7,191       1.5        16,037       8.0
                                                 -------      ---      -------       ---       -------      ----
Excess capital                                   $15,889      3.3%     $23,080       4.8%      $16,679       8.3%
                                                 =======      ===      =======       ===       =======      ====

                                       15

                                         Selected Financial and Other Data
- - -------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                   Six Months Ended
                                                       June 30,    June 30,               June 30,    June 30,
                                                         1996        1995                   1996        1995
- - -------------------------------------------------------------------------------------------------------------------
Interest rate spread                                     3.09%       3.15%                  3.12%       3.26%
Net yield on interest-earning assets                     3.28%       3.32%                  3.32%       3.41%
Return on average assets                                  .93%       1.09%                   .98%       1.26%
Return on average equity                                14.40%      17.37%                 14.83%      20.41%
General and administrative
   expenses to average assets                            1.81%       1.82%                  1.80%       1.83%
Ratio of interest-earning assets to
   interest-bearing liabilities                          1.04x       1.04x                  1.04x       1.03x
Ratio of non-performing assets
   to total assets at end of period                        --          --                    .91%        .96%
Dividends per common share                               $.12        $.12                   $.24        $.24
Tangible book value per share
   at end of period                                        --          --                 $15.19      $13.44

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY


Part II:  Other Information

Item 6:   Exhibits and Other Reports on Form 8-K

   (A)    The Exhibits are being furnished with this report.

          Exhibit 11 - Statement Regarding Computation of Per Share Earnings

          Exhibit 27 - Financial Data Schedule

   (B) The following report on Form 8-K has been filed during the quarter for which this report is filed:

          1. Form 8-K12g-3 dated May 31, 1996 reporting under Item 2 relating to the completion of reorganization into the holding company form of ownership.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Home Bancorp Inc.
                                    (Registrant)


                                    /s/ Stephen D. Miller
Date: August 9, 1996                ---------------------------------------
                                    Stephen D. Miller
                                    President/Chief Executive Officer


                                    /s/ Robert A. DiValerio
Date: August 9, 1996                ---------------------------------------
                                    Robert A. DiValerio
                                    Sr. Executive Vice President/
                                    Chief Financial Officer