Form 10-Q
period 1996-09-30
FIRST HOME BANCORP INC \NJ\
filed 1996-11-13
CIK 1009195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                September 30, 1996
                                       ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ___________________  to _______________

                         Commission File Number: 0-28700

                             FIRST HOME BANCORP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                        22-3423990
-------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                125 South Broadway, Pennsville, New Jersey 08070
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 678-4400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, No par value, 2,031,142 shares as of November 8, 1996.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                 Page
                                                                 Number
                                                                 ------
Part I     Financial Information:

Item 1:    Financial Statements:

           Consolidated Statements of Financial Condition -
           September 30, 1996 and December 31, 1995 (unaudited)     1

           Consolidated Statements of Income -
           Three and Nine Months Ended September 30, 1996
           and 1995 (unaudited)                                     2

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1996
           and 1995 (unaudited)                                     3

           Notes to Consolidated Financial Statements
           (unaudited)                                              4

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           10

Part II

           Other Information                                       18

Part I
Item 1.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      September 30,     December 31,
                                                                                           1996             1995
                                                                                      -------------     ------------
                                                                                                (Unaudited)
ASSETS
Cash and amounts due from depository institutions                                  $   4,961,084   $   7,015,388
Interest-earning deposits and short-term funds                                         1,055,126       1,642,052
Investment securities (market value - 1996, $1,213,000
    1995, $517,000)                                                                    1,213,000         517,000
Investment securities held for trading at market value                                    59,375          57,019
Investment securities available-for-sale at market value                              24,334,147      28,729,522
Mortgage-backed securities (market value - 1996, $89,753,364;
    1995, $69,588,486)                                                                89,207,889      67,994,547
Mortgage-backed securities available-for-sale at market value                         88,445,486      78,765,677
Loans receivable - net                                                               259,225,596     254,798,690
Loans held for sale at market value                                                      981,020         418,305
Accrued interest receivable                                                            2,948,813       2,903,279
Real estate owned and other repossessed assets                                           652,729         486,763
Federal Home Loan Bank stock-at cost                                                   7,293,800       5,317,000
Office properties and equipment                                                        3,062,724       2,586,321
Deposit premium                                                                          695,240         888,632
Net deferred income taxes                                                              1,653,010         542,473
Prepaid expenses and other assets                                                      1,419,644         376,057
                                                                                   -------------    ------------
TOTAL ASSETS                                                                        $487,208,683    $453,038,725
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                        $275,239,930    $270,175,738
    Advances from the Federal Home Loan Bank                                         114,597,300     105,797,300
    Other borrowed funds                                                              62,414,000      44,329,000
    Advances by borrowers for taxes and insurance                                        375,722         393,140
    Accrued interest payable on advances                                                 614,484         555,101
    Excess of fair value over cost                                                       128,375         315,089
    Accounts payable and accrued expenses                                              2,383,146       1,370,629
                                                                                   -------------    ------------
Total liabilities                                                                    455,752,957     422,935,997
                                                                                   -------------    ------------

Commitments and Contingencies (Note 14)
Shareholders' equity:
    Preferred stock - No par value; 1,000,000 shares authorized;
       none issued
    Common stock - No par value; 10,000,000 shares authorized; 2,030,009 shares issued and outstanding at September 30,1996 and
         December 31, 1995                                                                   ---             ---
    Paid-in capital                                                                    8,918,639       8,918,639
    Retained earnings - partially restricted                                          23,723,963      21,315,342
    Unrealized (loss) gain on securities available-for-sale                           (1,186,876)       (131,253)
                                                                                   -------------    ------------
Total shareholders' equity                                                            31,455,726      30,102,728
                                                                                   -------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $487,208,683    $453,038,725
                                                                                    ============    ============

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended                Nine Months Ended
                                                      September 30,    September 30,    September 30,   September 30,
                                                           1996             1995             1996            1995
                                                      -------------    -------------    -------------   -------------
                                                                                (Unaudited)
INTEREST INCOME:
Interest and fees on loans                           $5,482,549       $5,191,942      $16,251,328     $15,189,582
Interest on mortgage-backed securities                3,164,263        2,537,560        9,099,035       6,762,945
Other interest income and dividends                     547,794          640,558        1,706,177       1,949,160
                                                    -----------       ----------      -----------     -----------
Total interest income                                 9,194,606        8,370,060       27,056,540      23,901,687
                                                    -----------       ----------      -----------     -----------

INTEREST EXPENSE:
Interest on deposits                                  2,999,762        2,927,278        9,010,117       8,149,629
Interest on borrowed money                            2,398,108        2,066,924        6,743,172       5,676,658
                                                    -----------       ----------      -----------     -----------
Total interest expense                                5,397,870        4,994,202       15,753,289      13,826,287
                                                    -----------       ----------      -----------     -----------
NET INTEREST INCOME                                   3,796,736        3,375,858       11,303,251      10,075,400
PROVISION FOR CREDIT LOSSES                             100,000          150,000          300,000         500,000
                                                    -----------       ----------      -----------     -----------
NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                       3,696,736        3,225,858       11,003,251       9,575,400
                                                    -----------       ----------      -----------     -----------
OTHER INCOME:
Loan servicing fees                                      53,016           58,016          162,398         174,051
Profit (loss) relating to:
    Loans held for sale                                   4,604           54,565          (79,445)        102,149
    Investment securities held for trading               71,350           29,410          184,522         116,070
    Mortgage-backed securities available-for-sale        22,895              ---           22,895             ---
Accretion of excess of fair value over cost              62,238           62,238          186,714         186,714
Other income                                            208,827          180,832          574,522       1,341,136
                                                    -----------       ----------      -----------     -----------
Total other income                                      422,930          385,061        1,051,606       1,920,120
                                                    -----------       ----------      -----------     -----------
OPERATING EXPENSES:
General and administrative expense:
    Salaries and employee benefits                    1,119,994        1,023,724        3,164,872       2,785,193
    Occupancy and equipment                             326,392          277,699          952,908         829,265
    Federal insurance premium                           148,076          146,064          426,595         432,789
    Other expenses                                      642,906          517,220        1,884,657       1,649,890
                                                    -----------       ----------      -----------     -----------
Total general and administrative expenses             2,237,368        1,964,707        6,429,032       5,697,137
SAIF recapitalization assessment                      1,564,323              ---        1,564,323             ---
Amortization of deposit premium                          64,464           64,464          193,392         192,819
Real estate operations, net                              71,508           11,507          156,130         (16,943)
                                                    -----------       ----------      -----------     -----------
Total operating expenses                              3,937,663        2,040,678        8,342,877       5,873,013
                                                    -----------       ----------      -----------     -----------
INCOME BEFORE INCOME TAXES                              182,003        1,570,241        3,711,980       5,622,507
INCOME TAX EXPENSE:
Income tax expense                                       49,704          543,100        1,304,804       2,020,750
Recovery of valuation allowance
    on deferred tax asset                              (732,203)             ---         (732,203)            ---
                                                    -----------       ----------      -----------     -----------
Total income tax expense (recovery)                    (682,499)         543,100          572,601       2,020,750
                                                    -----------       ----------      -----------     -----------
NET INCOME                                          $   864,502       $1,027,141      $ 3,139,379     $ 3,601,757
                                                    ===========       ==========      ===========     ===========
PER SHARE DATA:
Primary and fully diluted net income per share      $       .42       $      .50      $      1.54     $      1.77
                                                    ===========      ===========      ===========     ===========
Dividends per common share                          $       .12       $      .12      $       .36     $       .36
                                                    ===========      ===========      ===========     ===========
Average primary shares outstanding                    2,043,258        2,040,182        2,043,281       2,033,300
                                                    ===========      ===========      ===========     ===========
Average fully diluted shares outstanding              2,043,389        2,040,182        2,043,389       2,033,300
                                                    ===========      ===========      ===========     ===========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                          Nine Months Ended
                                                                                    September 30,   September 30,
                                                                                         1996            1995
                                                                                    -------------    ------------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES:
    Net Income                                                                        $ 3,139,379     $ 3,601,757
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for credit losses                                                           300,000         500,000
    Depreciation                                                                          255,557         224,895
    Accretion of excess fair value over cost                                             (186,714)       (186,714)
    Amortization of fair market premiums                                                   48,641         151,515
    Amortization of deposit premium                                                       193,392         192,819
    Investment security gains                                                            (184,522)       (116,070)
    Purchase of investment securities held for trading                                 (6,716,613)       (953,267)
    Proceeds from sale of investment securities held for trading                        6,898,779       1,054,924
    Loans originated for sale                                                          (6,718,286)     (4,269,956)
    Proceeds from sale of mortgage-backed securities available-for-sale                 3,635,119             ---
    Gains from sale of mortgage-backed securities available-for-sale                      (22,895)            ---
    Proceeds from loans sold                                                            6,076,126       4,285,780
    Losses (gains) on sale of loans                                                        79,445        (102,149)
    Increase in accrued interest receivable                                               (45,534)       (341,404)
    Increase in accrued interest payable                                                   59,383         131,349
    Increase in net deferred tax asset                                                   (516,749)       (103,712)
    Net other                                                                             (31,070)        268,709
                                                                                      -----------      -----------
Net cash (used in) provided by operating activities                                     6,263,438       4,338,476
                                                                                      -----------      -----------

INVESTMENT ACTIVITIES:
    Proceeds from maturities of investment securities                                  14,060,833      17,216,000
    Purchase of investment securities                                                 (10,733,420)    (13,912,247)
    Purchase of mortgage-backed securities                                            (42,915,890)    (50,141,710)
    Repayments on mortgage-backed securities                                            7,104,328       4,443,801
    Purchase of FHLB stock                                                             (1,976,800)       (660,300)
    Purchase of property and equipment                                                   (731,960)       (233,889)
    (Increase) decrease in real estate owned                                             (165,966)        696,376
    Principal collected on longer term loans                                           42,635,734      29,480,853
    Loans originated or acquired                                                      (47,382,543)    (36,258,533)
    Cash obtained from acquisition of branches                                                ---      14,511,820
                                                                                      -----------      -----------
Net cash used by investing activities                                                 (40,105,684)    (34,857,829)
                                                                                      -----------      -----------

FINANCING ACTIVITIES:
    Net increase (decrease) in:
       Demand deposits, NOW accounts, and savings accounts                              1,425,569      (6,183,284)
       Certificates of deposit                                                          3,638,623      17,044,394
    Proceeds from short-term borrowings                                                18,085,000       7,477,200
    Proceeds from FHLB advances                                                        15,100,000      27,356,480
    Cash dividends                                                                       (730,758)       (731,054)
    Repayment of FHLB advances                                                         (6,300,000)    (12,900,000)
    Proceeds from exercise of common stock options                                            ---          46,345
    Decrease in advance from borrowers for taxes and insurance                            (17,418)       (120,707)
                                                                                      -----------      -----------
Net cash provided by financing activities                                              31,201,016      31,989,374
                                                                                      -----------      -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (2,641,230)      1,470,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        8,657,440       5,783,663
                                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 6,016,210     $ 7,253,684
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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three months and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months then ended. The accompanying financial statements do not include information or footnotes necessary for a complete presentation of financial condition, statements of income and cash flows in conformity with generally accepted accounting principles. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform to the 1996 presentation. The statements of income for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.

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

2.       INVESTMENT SECURITIES HELD TO MATURITY

         Investment securities at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                     September 30, 1996          December 31, 1995
                                                                     ------------------          -----------------
                                                                          Estimated                     Estimated
                                                            Amortized        Market      Amortized         Market
                                                                 Cost         Value           Cost          Value
                                                            ---------     ---------      ---------      ---------
         Tax Exempt Obligations
           Due in one year or less                         $1,213,000    $1,213,000       $517,000       $517,000
                                                           ----------    ----------       --------       --------
         Total                                             $1,213,000    $1,213,000       $517,000       $517,000
                                                           ==========    ==========       ========       ========

                                        4

3.       INVESTMENT SECURITIES HELD FOR TRADING

         Investment securities held for trading at September 30, 1996 and December 31, 1995 consisted of an investment in a mutual fund.

         The Bank buys and sells debt and equity securities that are classified as trading securities. At each recording period, the Bank adjusts the value of these securities to market value.

4.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         Investment securities available-for-sale at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                                             September 30, 1996
                                                                                             ------------------

                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         U.S. Government Agencies
             Due in one year through five years         $16,974,782         $32,600       $(82,915)   $16,924,467
             Due after five years through ten years       1,000,000            ---            (190)       999,810
         Corporate Notes
             Due in one year or less                        724,296           6,741            ---        731,037
             Due after one year through five years        2,966,325          32,663         (1,868)     2,997,120
             Due after five years through ten years         640,811             902            ---        641,713
         Preferred stock                                  2,047,723             ---         (7,723)     2,040,000
                                                         ----------        --------       --------     ----------
         Total                                          $24,353,937         $72,906       $(92,696)   $24,334,147
                                                        ===========         =======       ========    ===========

                                                                                                December 31, 1995
                                                                                                -----------------

                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         U.S. Government Agencies
             Due in one year through five years         $10,991,273        $132,055       $(15,000)   $11,108,328
             Due after five years through ten years       8,978,750          39,129        (11,400)     9,006,479
         Corporate Notes
             Due in one year or less                      1,996,543          19,719            ---      2,016,262
             Due after one year through five years        3,668,388         103,305            ---      3,771,693
             Due after five years through ten years         645,621          33,639            ---        679,260
         Preferred stock                                  2,096,775          50,725            ---      2,147,500
                                                         ----------        --------       --------     ----------
         Total                                          $28,377,350        $378,572       $(26,400)   $28,729,522
                                                        ===========        ========       ========    ===========

         No investment securities available-for-sale were sold under agreement to repurchase at September 30, 1996. U.S. Government Agencies with amortized costs of $8,978,750 and market values of $9,006,479 were sold under agreement to repurchase at December 31, 1995.

5.       MORTGAGE-BACKED SECURITIES

         A summary of mortgage-backed securities at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                                             September 30, 1996
                                                                                             ------------------

                                                              Gross           Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         Mortgage-Backed Securities
           Available-for-Sale
         FNMA pass-through certificates                 $ 1,940,003       $  18,897    $    (7,168)   $ 1,951,732
         FHLMC pass-through certificates                  4,568,178         220,062           (905)     4,787,335
         GNMA pass-through certificates                   6,394,377         412,559            ---      6,806,936
         Real estate mortgage investment
           conduit obligations                           77,377,633         172,249     (2,650,399)    74,899,483
                                                         ----------        --------       --------     ----------
         Total mortgage-backed securities
           available-for-sale                           $90,280,191        $823,767    $(2,658,472)   $88,445,486
                                                        ===========        ========    ===========    ===========

         Mortgage-Backed Securities
           Held to Maturity
         Non-agency pass through certificates           $ 6,299,818       $  48,591    $    (2,073)   $ 6,346,336
         Real estate mortgage investment
           conduit obligations                           82,908,071         945,939       (446,982)    83,407,028
                                                         ----------        --------       --------     ----------
         Total mortgage-backed securities
           held to maturity                             $89,207,889       $ 994,530    $  (449,055)   $89,753,364
                                                        ===========     ===========      =========    ===========

                                                                                             December 31, 1995
                                                                                             ------------------

                                                              Gross           Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
         Mortgage-Backed Securities
           Available-for-Sale
         FNMA pass-through certificates                 $ 2,340,880       $  38,472$            ---   $ 2,379,352
         FHLMC pass-through certificates                  5,573,652         332,827           (373)     5,906,106
         GNMA pass-through certificates                   7,775,011         378,043            ---      8,153,054
         Real estate mortgage investment
           conduit obligations                           63,633,391         236,559     (1,542,785)    62,327,165
                                                         ----------        --------       --------     ----------
         Total mortgage-backed securities
           available-for-sale                           $79,322,934        $985,901    $(1,543,158)   $78,765,677
                                                        ===========        ========    ===========    ===========

         Mortgage-Backed Securities
           Held to Maturity
         Non-agency pass through certificates           $ 7,319,434       $  79,947    $   (47,265)   $ 7,352,116
         Real estate mortgage investment
           conduit obligations                           60,675,113       1,651,045        (89,788)    62,236,370
                                                         ----------        --------       --------     ----------
         Total mortgage-backed securities
           held to maturity                             $67,994,547      $1,730,992    $  (137,053)   $69,588,486
                                                        ===========      ==========      =========    ===========

         Mortgage-backed securities with amortized costs of $65,134,282 and $36,860,813 and market values of approximately $65,087,396 and $36,863,793 were pledged as collateral for securities sold under agreements to repurchase at September 30, 1996 and December 31, 1995, respectively.

    6.   LOANS RECEIVABLE

         Loans receivable at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                            September 30,     December 31,
                                                                                 1996             1995
                                                                            ------------     -------------

Residential mortgages on existing property                                  $206,820,966     $206,264,708
Residential construction mortgages                                             4,293,276        3,258,284
Commercial real estate loans                                                  16,124,071       15,670,880
Commercial business loans                                                      1,776,234        1,232,999
Consumer loans:
  Home equity loans                                                           18,793,319       16,631,949
  Mobile home loans                                                            6,855,104        7,804,508
  Equity lines of credit                                                       3,863,526        3,674,874
  Automobile loans                                                             4,591,996        4,087,717
  Other loans                                                                  3,580,917        3,538,614
                                                                           -------------     ------------

Total                                                                        266,699,409      262,164,533

Undisbursed portion of loans in process                                       (1,817,256)     (1,680,884)
Net deferred loan fees, discounts and premiums                                (1,896,380)     (2,122,629)
Allowance for possible credit losses                                          (3,760,177)     (3,562,330)
                                                                           -------------     ------------

Total                                                                       $259,225,596    $254,798,690
                                                                            ============    ============

The total amount of loans serviced for the benefit of others was approximately $63,200,000 and $63,400,000 at September 30, 1996 and December 31, 1995,
respectively.

Following is a summary of changes in allowance for possible credit losses:


                                                                            September 30,     December 31,
                                                                                 1996             1995
                                                                            ------------     -------------

Balance, beginning of period                                                  $3,562,330       $3,315,340
Provision for credit losses                                                      300,000          600,000
Charge-offs                                                                     (234,629)        (580,427)
Recoveries                                                                       132,476          227,417
                                                                             -----------       -----------

Total                                                                         $3,760,177       $3,562,330
                                                                              ==========       ==========

7.       LOANS HELD FOR SALE

         Loans held for sale amounted to $981,020 and $418,305 at September 30, 1996 and December 31, 1995, respectively. Loans held for sale consist of long-term fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

8.       REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

         Repossessed assets at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                            September 30,     December 31,
                                                                                 1996             1995
                                                                            ------------     -------------

Real estate owned                                                               $646,229         $480,763
Other repossessed assets                                                           6,500            6,000
                                                                                --------         --------
Total                                                                           $652,729         $486,763
                                                                                ========         ========

         The components of real estate operations, net consisted of the following:

                                                                            September 30,     September 30,
                                                                                 1996             1995
                                                                            ------------     -------------

         Rental income                                                       $   29,197        $   3,866
         Real estate operation expense                                         (121,681)         (65,207)
         Net (provision) recovery for losses                                    (63,646)          78,284
                                                                              ---------        ---------
         Total                                                                $(156,130)        $ 16,943
                                                                              =========         ========

9.            OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment are summarized by major classifications as follows:

                                                                                     September 30,     December 31,
                                                                                          1996             1995
                                                                                     ------------     -------------

         Land, buildings and improvements                                             $ 3,756,530      $ 3,435,768
         Furniture and equipment                                                        1,329,041          969,719
                                                                                      -----------     ------------

         Total                                                                          5,085,571        4,405,487
         Less accumulated depreciation                                                 (2,022,847)      (1,819,166)
                                                                                      -----------     ------------

         Total                                                                        $ 3,062,724      $ 2,586,321
                                                                                      ===========      ===========

10.      DEPOSITS

         Deposits at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                                     September 30,     December 31,
                                                                                          1996             1995
                                                                                     ------------     -------------
         NOW accounts                                                               $  24,869,434    $  26,292,766
         Non-interest bearing accounts                                                  8,046,537        7,042,519
         Money market and other accounts                                               47,085,910       41,364,855
         Savings and club accounts                                                     36,176,732       40,043,245
         Time deposits                                                                158,780,147      155,223,667
                                                                                     ------------    -------------

         Total                                                                        274,958,760      269,967,052
         Accrued interest payable                                                         281,170          208,686
                                                                                     ------------    -------------

         Total                                                                       $275,239,930     $270,175,738
                                                                                     ============     ============

         The Bank has pledged mortgage loans and mortgage-backed securities aggregating approximately $785,000 for public fund deposits as required by the New Jersey Department of Banking's Governmental Unit Deposit Protection Act.

11.      ADVANCES FROM FEDERAL HOME LOAN BANK

         Federal Home Loan Bank advances, due at various dates through 2001 with interest rates from 4.67% to 7.52% at September 30, 1996 totaled $114,597,300 and from 4.47% to 7.52% at December 31, 1995 totaled
         $105,797,300. The advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans.

12.      OTHER BORROWED FUNDS

         Other borrowed funds at September 30, 1996 and December 31, 1995 consisted of securities sold under agreements to repurchase. These agreements are all due within ninety days and have a weighted interest rate of 5.58% and 6.00%, respectively. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities and U.S. Government Agencies with amortized costs of $65,134,282 and $45,839,563 and market values of approximately $65,087,396 and $45,870,272 at September 30, 1996 and December 31,
         1995, respectively. The securities underlying the agreements were delivered to, and are held by, the dealers who arranged the transactions.

13.      RECOVERY OF VALUATION ALLOWANCE ON DEFERRED TAX ASSET

         A recovery of a valuation allowance related to deferred income taxes was recognized in the amount of $732,203 during the quarter ended September 30, 1996. The recovery was recognized after considering the impact of a recent change in the Internal Revenue Code related to the bad debt deduction and the estimated timing of temporary differences related to deferred loan fees for tax purposes.

14.      COMMITMENTS

         Commitments at September 30, 1996 and December 31, 1995 consisted of the following:


                                                                                     September 30,     December 31,
                                                                                          1996             1995
                                                                                     ------------     -------------

         Fixed rate (current market rates) mortgage loans                            $ 1,688,110        $1,686,700
         Unused lines of credit                                                        5,069,890         4,618,605
         Purchase of securities and investments                                          394,703               ---
         Letters of credit                                                               753,251         1,176,358
         Consumer loans                                                                  643,729           207,794
         Loans in process                                                              1,817,256         1,680,884
                                                                                      ----------        ----------
         Total                                                                       $10,366,939        $9,370,341
                                                                                     ===========        ==========

         At September 30, 1996 all commitments are expected to be funded within one year.

15.      LEGISLATION

         Legislation to recapitalize the Savings Association Insurance Fund
         (SAIF) was passed by Congress and signed by the President on September 30, 1996. The legislation provides for an assessment on all SAIF insured deposits of $.657 per $100 of deposits held as of March 31, 1995. The assessment will enable SAIF to be capitalized at the required level of 1.25% of insured deposits. The Bank's portion of the assessment totals $1,564,323 and is payable on November 27, 1996. SAIF will reduce the insurance premium from its current level of $.23 per $100 of deposits to a level competitive with the Bank Insurance Fund.

         Additionally, legislation was signed in August 1996 which changed the Internal Revenue Code regarding the bad debt deduction. This legislation eliminated the bad debt deduction under the percentage of taxable income method, and requires the recapture of bad debt reserve accumulated since 1988. The amount recaptured must be taken into account ratably over a six year period beginning with the 1996 tax year. If certain lending requirements are met, a two year delay in the recognition of the recapture is possible. Since the Bank is currently providing deferred income taxes for these reserves, the change would increase the Bank's tax payments but would not have a material effect on earnings.

                             FIRST HOME BANCORP INC.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is the sole stockholder of First Home. Substantially all of the Company's consolidated revenues are derived from the operations of First Home, and First Home represented substantially all of the Company's consolidated assets and liabilities at September 30, 1996. First Home's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in New Jersey and Delaware. First Home operates eight retail banking offices in New Jersey and two retail banking offices in Delaware, providing consumer banking services. First Home is subject to significant competition from other financial institutions, and is also subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies.

Net Income

         The Company earned $1,133,466 or $.55 per share for the quarter ended September 30, 1996 before the effect of an imposition of a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") and a recovery of a valuation allowance related to deferred income taxes. After considering the $1,001,167 after-tax effect of the special assessment and the $732,203 effect of the recovery of the valuation allowance, net income totaled $864,502 or $.42 per share. For the comparable period one year ago, First Home earned $1,027,141 or $.50 per share.

         Net income for the nine month period ended September 30, 1996 was $3,139,379 or $1.54 per share. First Home earned $3,601,757 or $1.77 per share during the comparable nine month period one year ago.

         The Company earned $3,408,343 or $1.67 per share for the nine month period ended September 30, 1996 before the effect of an imposition of a special assessment to recapitalize SAIF and a recovery of the valuation allowance related to deferred income taxes.

         The Company earned $3,171,677 or $1.56 per share for the nine month period ended September 30, 1995 before the effect of a $672,000 recovery from an insurance carrier which after giving effect to related income taxes increased 1995 earnings by $430,080 or $.21 per share.

Net Interest Income

         Net interest income for the three and nine month periods ended September 30, 1996 totaled $3,796,736 and $11,303,251 compared to $3,375,858 and
$10,075,400 for the three and nine month periods ended September 30, 1995, a $420,878 or a 12.5% increase and $1,227,851 or a 12.2% increase for the three and nine month periods, respectively. The increases in net interest income for the three and nine month periods ended September 30, 1996 were attributable to growth in interest-earning assets of $1.6 million and $4.5 million, respectively. Average interest-earning assets increased by $45.9 million and $54.4 million for the three and nine month periods ended September 30, 1996 as compared to the prior year. Average interest-bearing liabilities increased by $44.3 million and $49.9 million for the three and nine month periods ended September 30, 1996 as compared to the prior year. The increase in interest-earning assets was primarily attributable to the purchase of mortgaged-backed securities which increased by $37.8 million and $44.3 million for the three and nine month periods ended September 30, 1996 as compared to the prior year. During the three month period, the increase in net interest income resulting from the increase in net interest-earning assets was enhanced by an increase in interest rate spread of .05% from 3.00% to 3.05%. However, during the nine month period the increase in net interest-earning assets was offset by a decline in interest rate spread of .06% from 3.16% to 3.10%.

         The following table sets forth information for the three and nine month periods ended September 30, 1996 and September 30, 1995 regarding the Company's
(1) average balance of interest-earning assets and the resultant interest income and average yields; (2) average balance of interest-bearing liabilities and the resultant interest expense and average costs; (3) net interest income; (4) interest rate spread; (5) and net yield earned on weighted average interest-earning assets. Averages are calculated on a month-end basis for each of the periods indicated. The table is not presented on a tax equivalent basis because the Company's investment in tax-free obligations is insignificant.


                                                                                  Three Months Ended
                                                                 September 30, 1996            September 30, 1995
                                                                 ------------------            ------------------
                                                                                            (Dollars in thousands)

                                                                               Average                    Average
                                                            Average            Yield/     Average           Yield/
                                                            Balance Interest    Rate      Balance Interest    Rate
                                                            ------- --------    ----      ------- --------    ----
Interest-earning assets:
 Loans                                                    $259,338   $5,483    8.46%    $246,562   $5,192   8.42%
 Mortgage-backed securities                                176,244    3,164    7.18      138,414    2,538   7.33
 Other (1)                                                  31,900      548    6.87       36,591      640   7.00
                                                          --------   ------    ----     --------   ------  -----

Total interest-earning assets                              467,482    9,195    7.87      421,567    8,370   7.94
                                                          --------   ------    ----     --------   ------  -----

Non-interest earning assets                                 14,990                        13,322
                                                          --------                      --------

 Total assets                                             $482,472                      $434,889
                                                          ========                      ========
Interest bearing liabilities:
 Deposits                                                 $276,057    3,000    4.35     $264,503    2,927   4.43
 Borrowings                                                172,359    2,398    5.57      139,620    2,067   5.92
                                                          --------   ------    ----     --------   ------  -----

Total interest-bearing liabilities                         448,416    5,398    4.82      404,123    4,994   4.94
                                                           --------   ------    ----     --------   ------  -----

Non-interest-bearing liabilities                             3,235                         2,825
                                                             -----                         -----
Total liabilities                                          451,651                       406,948
                                                          --------                      --------

Shareholders' equity                                        30,821                        27,941
                                                          --------                      --------

Total liabilities and shareholders' equity                $482,472                      $434,889
                                                          ========                      ========
Net interest income                                                  $3,797                        $3,376
                                                                     ======                        ======
Interest rate spread                                                           3.05%                        3.00%
                                                                               ====                         ====

Net yield on weighted average
 interest-earning assets                                                       3.25%                        3.20%
                                                                               ====                         ====


                                                                               Nine Months Ended
                                                                 September 30, 1996            September 30, 1995
                                                                 ------------------            ------------------
                                                                                            (Dollars in thousands)

                                                                               Average                    Average
                                                            Average            Yield/     Average           Yield/
                                                            Balance Interest    Rate      Balance Interest    Rate
                                                            ------- --------    ----      ------- --------    ----
Interest-earning assets:
 Loans                                                    $256,349  $16,251    8.45%    $242,847  $15,190   8.34%
 Mortgage-backed securities                                167,552    9,099    7.24      123,162    6,763   7.32
 Other (1)                                                  33,374    1,706    6.82       36,812    1,949   7.06
                                                          --------   ------    ----     --------   ------  -----
Total interest-earning assets                              457,275   27,056    7.89      402,821   23,902   7.91
                                                          --------   ------    ----     --------   ------  -----

Non-interest earning assets                                 14,253                        14,343
                                                          --------                      --------
 Total assets                                             $471,528                      $417,164
                                                          ========                      ========
Interest bearing liabilities:
 Deposits                                                 $276,266    9,010    4.35     $259,838    8,150   4.18
 Borrowings                                                161,897    6,743    5.55      128,400    5,677   5.89
                                                          --------   ------    ----     --------   ------  -----
Total interest-bearing liabilities                         438,163   15,753    4.79      388,238   13,827   4.75
                                                          --------   ------    ----     --------   ------  -----
Non-interest-bearing liabilities                             2,633                         2,791
                                                          --------                      --------
Total liabilities                                          440,796                       391,029
                                                          --------                      --------
Shareholders' equity                                        30,732                        26,135
                                                          --------                      --------
Total liabilities and shareholders' equity                $471,528                      $417,164
                                                          ========                      ========
Net interest income                                                 $11,303                       $10,075
                                                                    =======                       =======
Interest rate spread                                                           3.10%                        3.16%
                                                                               ====                         ====
Net yield on weighted average
 interest-earning assets                                                       3.30%                        3.33%
                                                                               ====                         ====

(1) Consists of interest-earning deposits, short-term funds, investment securities, and Federal Home Loan Bank Stock.

Provision for Credit Losses

        The provision for credit losses was $100,000 and $300,000 for the three and nine month periods ended September 30, 1996 compared to $150,000 and $500,000 for the three month and nine month periods in the prior year, a $50,000 and $200,000 decrease for the three and nine month periods, respectively. As of September 30, 1996, the allowance for credit losses totaled $3,760,177 or 1.42% of total loans including loans held for sale compared to $3,524,316 or 1.41% of total loans at September 30, 1995.

Other Income

        Other income decreased by $868,514 for the nine month period ended September 30, 1996 from the comparable period of 1995. During the nine month period ended September 30, 1995, two significant one-time events impacted earnings. The Bank received a recovery from an insurance carrier for $672,000 and interest on a Federal tax refund for $135,129. In addition, losses relating to the sale of loans held for sale of $79,445 were recognized for the nine month period ended September 30, 1996 compared to gains of $102,149 for the same period of 1995. These decreases were partially offset by gains recognized on the sale of investment securities held for trading and sales of mortgage-backed securities available-for-sale totaling $207,417 for the nine month period ended September 30, 1996 compared to $116,070 for the comparable period ended September 30, 1995.

Operating Expenses

General and Administrative Expense - General and administrative expenses increased $272,661 and $731,895 or 13.9% and 12.8% for the three and nine month periods ended September 30, 1996 from the comparable periods ended September 30, 1995. The increase in general and administrative expenses for the three and nine month periods ended September 30, 1996 was attributable to costs associated with the operation of ten retail banking offices.

SAIF Recapitalization Assessment - On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted. The legislation requires financial institutions with SAIF insured deposits to pay a special assessment based on deposits as of March 31, 1995 to recapitalize the SAIF. The assessment rate of $.657 per $100 of assessable deposits amounted to a $1,564,323 charge to income before taxes during the quarter ended September 30, 1996. Beginning January 1997, the deposit insurance premium will be reduced from $.23 per $100 to $.0645 per $100 of assessable deposits. In addition, a nominal refund on the fourth quarter 1996 insurance premium is expected.

Amortization of Deposit Premium - In January 1995, the Bank acquired two branch offices with deposits of approximately $15.9 million. The premium paid for these deposits are being amortized over a period not exceeding the estimated average remaining life of the customer base acquired.

Real Estate Operations (Net) - Real estate operations, net expense increased $60,001 and $173,073 for the three and nine month periods ended September 30, 1996, compared to the same periods of the prior year. Real estate operations include rental income, real estate operations expense, and net loss provisions or recoveries. Net loss provisions increased $52,198 and $141,930 for the three and nine month periods ended September 30, 1996, compared to the same periods of the prior year. Real estate operations expense increased $17,993 and $56,474 during the three and nine month periods ended September 30, 1996, compared to the same periods of the prior year.

Income Tax Expense

        Income tax expense decreased $493,396 and $715,946 or 90.8% and 35.4%for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995. The decrease was attributable to a decrease in pre-tax income for the three and nine month periods ended September 30, 1996 of $1,388,238 and $1,910,527 or 88.4%and 34.0%, respectively, from the comparable periods of 1995.

        A recovery of a valuation allowance related to deferred income taxes was recognized in the amount of $732,203 during the quarter ended September 30, 1996. The recovery was recognized after considering the impact of a recent change in the Internal Revenue Code and the estimated timing of temporary differences related to deferred loan fees for tax purposes.

Financial Condition

        Total assets increased to $487,208,683 as of September 30, 1996 from $453,038,725 on December 31, 1995, an increase of 10.1% on an annualized basis. This increase was mainly attributable to an increase in mortgage-backed securities. Mortgage-backed securities increased $30,893,151 to $177,653,375 on September 30, 1996 from $146,760,224 on December 31, 1995.

        Total liabilities increased to $455,752,957 as of September 30, 1996 from $422,935,997 as of December 31, 1995, an increase of 10.3% on an annualized basis. Deposits increased to $275,239,930 as of September 30, 1996 from $270,175,738 on December 31, 1995. Advances from the Federal Home Loan Bank and other borrowed funds increased to $177,011,300 as of September 30, 1996 from $150,126,300 on December 31, 1995 . This increase of $26,885,000 was primarily used to fund the purchases of mortgage-backed securities.

        Shareholders' equity increased to $31,455,726 as of September 30, 1996 from $30,102,728 as of December 31, 1995. This increase was primarily the result of net income of $3,193,379 for the nine months ended September 30, 1996, less cash dividends of $730,758 declared during the period. In addition, investments classified as available-for-sale in accordance with the Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" are required to be marked to market on an after-tax basis and unrealized gains or losses reflected as adjustments to shareholders' equity. Unrealized losses increased $1,055,623 to $1,186,876 at September 30, 1996 compared to unrealized losses of $131,253 at December 31, 1995.

Asset Quality

        The Company's non-performing assets consist of non-accrual loans, real estate owned and other repossessed assets. The following table sets forth information regarding non-performing assets.


                                                                               September 30,        December 31,
                                                                                  1996                  1995
                                                                               -------------        ------------
Non-accrual loans
 Residential loans                                                              $2,404,787            $2,308,546
 Commercial loans                                                                  492,874               351,566
 Consumer loans                                                                    263,450               261,347
                                                                                ----------            ----------

Total non-accrual loans                                                          3,161,111             2,921,459

Real estate owned                                                                  646,227               480,763
Other repossessed assets                                                             6,500                 6,000
                                                                                ----------            ----------
Total non-performing assets                                                     $3,813,838            $3,408,222
                                                                                ==========            ==========
Total non-performing assets as a
 percent of total assets                                                               .78%                  .75%
                                                                                       ===                   ===


        The Company's level of non-performing assets is affected by adverse situations that may affect a borrower's ability to repay and other conditions beyond the Company's control. The Company's management monitors the quality of the Company's assets on a regular basis.

Liquidity and Committed Resources

        Liquidity is maintained at a sufficient level to generate cash to fund current loan demand and pay operating expenses. Sources of funds are obtained from increases in deposits, loan principal repayments, sales of loans and investments, increases in borrowed money and from operations. While loan principal repayments are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. As a member of the Federal Home Loan Bank (FHLB) system, First Home borrows from the FHLB of New York. First Home also utilizes reverse repurchase agreements collateralized by mortgage-backed securities or other securities. Management believes that First Home has sufficient borrowing capacity to compensate for reductions in other sources of funds such as deposits.

        First Home had 6.82% of its assets qualifying for liquidity under applicable federal regulations as of September 30, 1996. The overall liquidity percentage requirement is currently 5% on an average monthly basis.

        At September 30, 1996, First Home had $10,366,939 in outstanding commitments. It is anticipated that these commitments will fund within the next year and funds will be available from normal cash flows.

Interest Rate Risk Management

        First Home has a program to control interest rate risk. The strategy includes an emphasis on originating adjustable rate mortgage (ARM) loans, the purchase of adjustable rate and short-term mortgage-backed securities (MBS) and the origination of short-term consumer loans. Management maintains interest rate risk within prescribed limits. First Home implemented an internal asset/liability modeling system to monitor the effect on income of changing market interest rates.

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

        The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 1996 , which are anticipated to mature, prepay or reprice in each of the time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and MBS are included in the periods in which they are anticipated to be repaid. If available, estimated prepayment speeds were obtained from external sources. Otherwise, they were estimated by management based on the experience of the portfolio. Non-performing loans have been excluded from interest-earning assets. Money market deposits, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the Office of Thrift Supervision (OTS).

                                            Twelve
                                            Months         1-3       3-5       5-10    10-20    Over 20
                                           or less       Years     Years      Years    Years      Years     Total
                                           -------       -----     -----      -----    -----      -----     -----
                                                                                           (Dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                        $ 55,520    $ 18,725  $    419   $    ---   $    ---   $   ---  $ 74,664
   Fixed rate                               24,744      36,993    25,489     32,015     11,936       281   131,458
Mortgage-backed securities
   Adjustable rate                          92,638         ---       ---        ---        ---       ---    92,638
   Fixed rate                               15,157      22,349    15,512     21,210     11,532     1,090    86,850

Consumer and commercial loans
   Adjustable rate                          10,418       3,085       346        ---        ---       ---    13,849
   Fixed rate                               17,833      15,203     5,520      2,914        280       ---    41,750
Loans held for sale                            981         ---       ---        ---        ---       ---       981
Investment portfolio                         4,992       3,965    13,976      1,641        ---     9,342    33,916
Investment securities held for trading          59         ---       ---        ---        ---       ---        59
                                          --------    --------  --------   --------   --------   -------  --------
Total                                      222,342     100,320    61,262     57,780     23,748    10,713   476,165
                                          --------    --------  --------   --------   --------   -------  --------
Interest-bearing liabilities:
   Deposits
      Savings accounts                       5,065       8,102     5,992      9,013      6,234     1,771    36,177
      NOW and non-interest
        bearing demand accounts              5,596       8,499     5,855      7,858      4,315       793    32,916
      Money market accounts                 14,597      17,021     8,104      6,213      1,124        27    47,086
      Certificates of deposit               73,580      57,485    27,715        ---        ---       ---   158,780
Borrowings                                 133,926      35,603     7,482        ---        ---       ---   177,011
                                          --------    --------  --------   --------   --------   -------  --------
Total                                      232,764     126,710    55,148     23,084     11,673     2,591   451,970
                                          --------    --------  --------   --------   --------   -------  --------
Excess int.-earning assets (liabilities)  $(10,422)   $(26,390) $  6,114    $34,696    $12,075   $ 8,122  $ 24,195
                                          ========    ========  ========    =======    =======   =======  ========
Cumulative excess interest-earning
      asset (liabilities)                 $(10,422)   $(36,812) $(30,698)   $ 3,998    $16,073   $24,195
                                          ========    ========  ========    =======    =======   =======
Ratio of GAP during the period
      to total assets                      (2.14)%     (5.42)%      1.26%      7.12%    2.48%      1.67%
                                           =====       =====        ====       ====     ====       ====
Ratio of cumulative GAP
      to total assets                      (2.14)%     (7.56)%    (6.30)%       .82%    3.30%      4.97%
                                           =====       =====      =====         ===     ====       ====

Capital

First Home is in full compliance with its capital requirements. Management believes that, under current regulations, First Home will continue to meet its minimum capital requirements in the foreseeable future. The table below presents First Home's required, actual and excess capital at September 30, 1996.


                                                                                                       Percentage
                                                         Percentage             Percentage               of Risk/
                                                            of Core            of Tangible               Weighted
                                                  Amount     Assets     Amount      Assets     Amount      Assets
                                                  ------     ------     ------      ------     ------      ------
                                                                   (Dollars in thousands)
Actual regulatory capital                        $31,200      6.4%     $31,200       6.4%      $33,678      16.6%
Minimum required
  regulatory capital                              14,599      3.0        7,299       1.5        16,248       8.0
                                                  ------      ---        -----       ---        ------       ---
Excess capital                                   $16,601      3.4%     $23,901       4.9%      $17,430       8.6%
                                                 =======      ===      =======       ===       =======     =====


                                         Selected Financial and Other Data
-------------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended                 Nine Months Ended
                                                   September 30,    September 30,     September 30,    September 30
                                                        1996             1995              1996            1995
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                     3.05%             3.00%              3.10%         3.16%
Net yield on interest-earning assets                     3.25%             3.20%              3.30%         3.33%
Return on average assets                                  .72%              .94%               .89%         1.15%
Return on average equity                                11.22%            14.70%             13.62%        18.37%
General and administrative
   expenses to average assets                            1.85%             1.81%              1.82%         1.82%
Ratio of interest-earning assets to
   interest-bearing liabilities                          1.04x             1.04x              1.04x         1.04x
Ratio of non-performing assets
   to total assets at end of period                       ---                ---               .78%          .85%
Dividends per common share                               $.12             $  .12            $  .36        $  .36
Book value per share
   at end of period                                       ---                ---            $15.50        $13.89

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY


Part II:  Other Information

Item 6:  Exhibit and Other Reports on Form 8-K

   (A)   Exhibit 27 - Financial Data Schedule

   (B) No reports on Form 8-K were filed during the quarter for which this report is filed.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           First Home Bancorp Inc.
                                           (Registrant)




Date: November 8, 1996                     /s/Stephen D. Miller
                                           -----------------------------------
                                           Stephen D. Miller
                                           President/Chief Executive Officer





Date: November 8, 1996                     /s/Robert A. DiValerio
                                           -----------------------------------
                                           Robert A. DiValerio
                                           Sr. Executive Vice President/
                                           Chief Financial Officer