Form 10-K
period 1996-06-30
FIRST HOME BANCORP INC \NJ\
filed 1997-03-28
CIK 1009195

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended .....................................December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEES REQUIRED]

             For the transaction period from _________ to __________

                         Commission File Number: 0-28700

                             First Home Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                         22-3423990
---------------------------------                      ----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)

           125 South Broadway
         Pennsville, New Jersey                                 08070
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number including area code:
                                 (609) 678-4400

          Securities registered pursuant to Section 12 (b) of the Act:
                                 Not Applicable

           Securities registered purusant to Section 12(g) of the Act:
                           Common Stock (no par value)
           -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $36,452,000 (1)

Number of shares of Common Stock outstanding as of March 14, 1997 was 2,708,426 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated into Part I and Part II of this form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

------------------------------------


(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market on March 14, 1997 The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

Item 1.  Business.

Organization

         First Home Bancorp Inc. (the "Company") is a New Jersey corporation and a unitary savings and loan holding company registered under the Home Owners' Loan Act, as amended ("HOLA"). The Company is the parent holding company of First Home Savings Bank, F.S.B. (the "Bank"), a federally chartered savings bank. The Company was organized in February 1996 for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the holding company form of ownership. The reorganization was consummated on May 31, 1996. The Company is registered as a holding company with the Office of Thrift Supervision ("OTS") and is subject to OTS regulation, examination, supervision, and reporting requirements.

         The Bank conducts business from ten offices in Carneys Point, Elmer, Gibbstown, Newfield, Pennsauken, Penns Grove, Pennsville and Westmont, New Jersey, and Stanton and Wilmington, Delaware. The Bank also offers around the clock banking through "HomeLine," a twenty-four hour telephone banking service, and various automated teller machines. Organized as a New Jersey building and loan association in 1928 under the name Penns Grove Building and Loan Association, the Bank changed its name to First Savings and Loan Association of Penns Grove in 1956 when it obtained federal insurance of accounts. On April 15, 1987, it converted to the stock form of organization and in June, 1988 changed its name to First Home Savings Bank, S.L.A. On July 1, 1992, it acquired Fidelity Mutual Savings and Loan Association of Westmont, New Jersey ("Fidelity Mutual") through a conversion merger of Fidelity Mutual with and into the Bank. The acquisition was accounted for as a purchase and resulted in the acquisition of $79.9 million in assets and liabilities of $79.4 million. On June 25, 1993, the Bank merged with and into White Eagle Federal Savings Bank ("White Eagle"), a federally chartered savings bank organized in 1911 operating two offices in Delaware with approximately $31 million in assets. As a result of the merger with White Eagle, the Bank became a federally chartered savings bank and changed its name to First Home Savings Bank, F.S.B. The transaction was accounted for as a pooling-of-interests. On January 23, 1995, two retail-banking offices were acquired and deposits of $15.9 million were assumed. The transaction was accounted for as a purchase transaction.

         Substantially all of the Company's consolidated revenues are derived from the operations of the Bank with the Bank representing substantially all of the Company's consolidated assets and liabilities at December 31, 1996. At December 31, 1996, the Company had total assets, deposits and net worth of approximately $498.4 million, $290.3 million and $32.6 million, respectively.

         The Fidelity Mutual acquisition and the acquisition of the two retail-banking offices were accounted for as purchases. As a result, the assets and liabilities of Fidelity Mutual and the two retail-banking offices were recorded at their fair market values on the books of the Bank at the time of the acquisitions and the historical results of operations prior to the acquisitions were not adjusted.

         The Bank's principal business consists of attracting deposits from the general public through its offices and investing such deposits, together with funds from borrowings and operations, primarily in permanent loans (including construction loans) secured by single-family residential real estate, consumer loans and, to a lesser extent, loans secured by commercial real estate. At present, the Bank also maintains a portfolio of mortgage-backed securities ("MBS") and other permissible investments, and, through its service corporation, engages in the sale of insurance annuities and other activities.

         The Company's and Bank's executive offices are located at 125 South Broadway, Pennsville, N. J. 08070 and their phone number is (609) 678-4400.

Lending Activities

General

         Lending operations include the origination of long-term fixed-rate and adjustable-rate loans secured by mortgages on residential real estate, consumer loans and, to a lesser extent, commercial real estate loans.

Loan Portfolio Composition

         At December 31, 1996, the net loan portfolio totaled $258.9 million, representing 51.9% of the Company's total assets. Gross loans amounted to $265.7 million, of which $225.3 million were mortgage loans, comprised of $208.1 million in residential mortgage loans and construction loans and $17.2 million in commercial real estate loans. In addition, $38.4 million was invested in consumer loans and $2.0 million in commercial business loans at December 31, 1996.

         The following table sets forth the composition of the loan portfolio by type of loan as of the dates indicated.

                                                                       At December 31,
                                  1996             1995              1994             1993              1992
                           ---------------   ----------------   --------------  ---------------   ---------------
                                                            (dollars in thousands)
                              Amount   %       Amount    %       Amount   %       Amount    %       Amount   %
Real estate loans:
  Residential property      $201,269  75.7%  $203,375   77.4%  $190,499  77.2%  $161,507   72.8%  $137,599  74.2%
  Loans held for sale            676    .3        418     .2        288    .1     16,967    7.6      4,833   2.6
  Construction                 3,824   1.4      3,258    1.2      3,707   1.5      5,449    2.5      4,568   2.5
  FHA and VA loans             2,304    .9      2,890    1.1      2,277    .9      2,711    1.2      3,190   1.7
  Commercial                  17,214   6.5     15,671    6.0     16,398   6.7     14,476    6.5     14,411   7.8
                          ---------- ----- ----------    --- ---------- ----- ----------  ----- ---------- -----
Total real estate loans      225,287  84.8    225,612   85.9    213,169  86.4    201,110   90.6    164,601  88.8
                           ---------  ----  ---------   ----  ---------  ----  ---------   ----  ---------  ----

Other commercial loans         1,948    .7      1,233     .5         928   .4        705     .3        724    .4
                           ---------  ----  ---------   ----  ---------  ----  ---------   ----  ---------  ----

Consumer loans:
  Mobile home loans            6,606   2.5      7,805    3.0      9,705   4.0        475     .2        450    .2
  Equity                      23,472   8.8     20,307    7.7     17,060   6.9     14,416    6.5     14,294   7.7
  Automobile loans             4,631   1.8      4,088    1.6      3,017   1.2      2,933    1.3      3,348   1.8
  Savings account loans        1,900    .7      1,712     .6      1,573    .6      1,573     .7      1,491    .8
  Other loans                  1,847    .7      1,827     .7      1,281    .5        774     .4        558    .3
                           ---------  ----  ---------   ----  ---------  ----  ---------   ----  ---------  ----

Total consumer loans          38,456  14.5     35,739   13.6     32,636  13.2     20,171    9.1     20,141  10.8
                           ---------  ----  ---------   ----  ---------  ----  ---------   ----  ---------  ----

Total loans receivable       265,691 100.0%   262,584  100.0%   246,733 100.0%   221,986  100.0%   185,466 100.0%
                                     =====             =====            =====             =====            =====

Less:
  Loans in process            (1,222)          (1,681)           (1,114)          (2,065)           (1,740)
  Net deferred loan fees,
   premiums and discounts     (1,800)          (2,123)           (2,136)          (1,214)           (1,044)
  Allowance for credit losses (3,760)          (3,563)           (3,315)          (2,663)           (2,063)
                             ----------     ---------         ---------        ---------         ---------

Total loans receivable, net $258,909         $255,217          $240,168         $216,044          $180,619
                            ========         ========          ========         ========          ========

Contractual Maturities

         The following table reflects the scheduled contractual maturities of the loan portfolio by type of loan at December 31, 1996. Loans with adjustable or variable rates are included in the period in which they mature. Contractual maturities of loans do not reflect anticipated repayments of the loan portfolio. The average life of the loan is generally substantially less than the contractual life because of early loan repayments, loan prepayments and due-on-sale clauses in the mortgage contract. The table does not include non-performing loans, unamortized premiums, discounts and fees.




                          Balance at          Principal Repayments Contractually Due in Year(s) Ending December 31,
                         December 31,      ------------------------------------------------------------------------
                                                                            2000       2002        2007  2012 and
                                 1996       1997      1998       1999       2001       2006        2011  Thereafter
                                 ----       ----      ----       ----       ----       ----        ----  ----------
                                                                     (in thousands)
Residential loans
   Adjustable rate          $  72,188    $ 4,457  $  1,694  $   1,906   $  4,184    $11,805     $14,363     $33,779
   Fixed rate                 131,672      8,265     8,696      9,477     19,414     47,040      27,445      11,335
Consumer loans
   Adjustable rate              3,993         30        26         27         52        128         126       3,604
   Fixed rate                  34,158      6,280     5,207      4,325      6,117      8,411       1,685       2,133
Commercial loans
   Adjustable rate              9,893      1,760       436        445        885      2,278       2,208       1,881
   Fixed rate                   8,677      1,715       866        885      1,530      2,416       1,077         188
                             --------    -------   -------    -------    -------    -------     -------     -------
Total loans                  $260,581    $22,507   $16,925    $17,065    $32,182    $72,078     $46,904     $52,920
                             ========    =======   =======    =======    =======    =======     =======     =======

         Of the $238.1 million of total loans due after one year, $158.3 million are fixed rate loans and $79.8 million are adjustable rate loans.

Real Estate Lending

         Residential Loans. The primary lending activity is the origination of conventional loans to enable borrowers to purchase, refinance or construct single-family homes. Mortgage loans originated are generally long-term loans that amortize on a monthly basis, with principal and interest payments due each month. Generally, mortgage loans are written under terms, conditions and documentation which permit their sale into the secondary market to FHLMC, FNMA and other investors.

         In response to the objective to shorten the period for assets to reprice, adjustable-rate mortgage loans are originated which reprice every one or three years. However, to enhance the yield and to remain competitive, loans are originated at fixed interest rates at terms from five to thirty years fixed rate. Fixed-rate residential loans granted for terms of thirty years are generally originated with the intent to sell in the secondary market. These loans are generally classified as loans held for sale. Generally, after sale the loans continue to be serviced by the Bank. Adjustable rate residential mortgage loans amounted to approximately $72.2 million, or 34.7% of the portfolio of residential mortgage loans at December 31, 1996.


         Currently, adjustable-rate residential mortgage loans are offered that have terms of thirty years and interest rates which adjust (up or down) every one or three years, with a maximum adjustment of two percentage points per adjustment period and six percentage points over the life of the loan. The index used to calculate the interest rate adjustment is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one or three years as made available in Federal Reserve Bulletin (H15).

         Substantially, all fixed-rate residential mortgages include so-called "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the real property. The Bank utilizes the due on sale clause as a means of accelerating the rate of early repayment of loans.

         The Bank generally limits the maximum loan-to-value ratio on residential real estate loans to 90%. However, if private mortgage insurance is obtained, up to 95% of the appraised value of the real estate securing the loan could be lent.

         Generally, title insurance policies are obtained on all real estate loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account for the payment of real estate taxes and hazard insurance premiums.

         Construction Loans. On a limited basis, residential construction loans are granted. These loans are generally made on a non-speculative basis to the owner occupants of the real estate, have terms of no longer than ten months and provide for fixed or floating interest rates. All residential construction loans are either repaid in full or converted to permanent loans when the construction is completed. On a limited basis, commercial construction loans are also granted.

These loans are not actively solicited and are made on a case-by-case basis to existing customers. At December 31, 1996 construction loans comprised 1.4% of the total loan portfolio.

         Commercial Real Estate Loans. While the focus of lending is on single-family residential real estate loans, on a limited basis, loans secured by mortgages on commercial real estate are granted. These loans are not actively solicited and are made on a case-by-case basis. At December 31, 1996 commercial real estate loans totaled $17.2 million or 6.5% of the total loan portfolio. Collateral securing these loans include retail businesses, apartment dwellings and other commercial type security. The loans are offered for various maturities, interest rates and fees.

         Commercial real estate loans generally involve a greater amount of risk than residential mortgage loans. Typically such loans involve lending substantially larger amounts to single borrowers or groups of related borrowers than residential loans and the repayment experience on the loan generally depends on the cash flow generated by the property securing the loan. In determining loan terms, including interest rates and origination fees, management considers both current market conditions and its analysis of the risk associated with the particular project. The underwriting policies with respect to commercial real estate are designed to help assure that a project's estimated cash flow and applicable guarantees are sufficient to service the debt and that the collateral provides adequate coverage in the event of a default. Generally, loan-to-value ratios on commercial real estate do not exceed 80%. All properties are appraised by independent professional appraisers and are reviewed by an officer of the Bank.

Consumer Loans

         Consumer lending includes lines of credit, equity and home improvement loans, automobile loans, savings account loans, and other consumer loans including mobile home loans and secured and unsecured personal loans. Equity lines of credit require principal payments of $100 per month or 1/180 of the remaining balance, whichever is greater. Home equity loans generally have terms of ten years or less while all other consumer loans have terms of five years or less. The interest rate on equity lines of credit float monthly based on the prime rate. Other consumer loans carry fixed interest rates that are generally higher than the rates offered on mortgage loans. At December 31, 1996, the consumer loan portfolio was $38.5 million, or 14.5% of total loans.

         During 1994, $10 million in fixed rate, seasoned consumer loans were purchased from the Resolution Trust Corporation. The loans had initial terms of 15 and 20 years and are collateralized by mobile homes located in various states. Collection and other servicing activity is performed by a third party. The outstanding balance as of December 31, 1996 was $5.8 million.

Commercial Business Loans

         On a limited basis, loans for commercial business purposes are granted. These loans are not actively solicited and are made on a case-by-case basis to existing customers. At December 31, 1996, commercial business loans totaled $1.9 million and represented .7% of the loan portfolio. The loans are both secured and unsecured and have various rates and terms. The loans are generally subject to monthly repricing or are made on a short-term demand basis. Repricing is based on the prime rate plus a margin.

Loan Origination, Purchase and Sale

         Residential real estate loans are generally originated in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Loan originations are developed from a number of sources. Residential loans in the local market area are generated primarily from business development officers, advertising, walk-in customers and referrals from local real estate brokers and existing customers. Consumer loan originations are currently being generated primarily through the branch network and advertising.

         The mortgage loan approval process assesses the borrower's ability to repay the loan, and the adequacy of the value of the property that will secure the loan. Residential real estate loans are approved by the Executive Vice President of Lending Operations (EVP-LO) within certain limits. Loans that exceed $300,000 are approved by the Bank's Loan Committee. The Loan Committee consists of four members of the Bank's Board of Directors. Loans that exceed $500,000 require approval by the Bank's Board of Directors. Major commercial mortgage loans are reviewed by and require the approval of the Bank's Board of Directors.

         Consumer loans and commercial business loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's ability to repay the loan and the value of the collateral, if any. Consumer loans up to $100,000 must be approved by the EVP-LO and the Consumer Loan Manager. Consumer loans that exceed $100,000 are approved by the Bank's Loan Committee. Commercial business loans up to $100,000 must be approved by the EVP-LO, Consumer Loan Manager and President. Commercial business loans in excess of $100,000 and up to $250,000 are approved by the Bank's Loan Committee.

         Loans are also purchased from financial institutions and other third parties. Generally, the loans are collateralized by single-family residential properties and are located in various states. The Bank purchased residential loans totaling $6.1 million, $22.2 million and $23.2 million, during the years ended December 31, 1996, 1995 and 1994, respectively. In some instances, collection and other servicing activity is performed by a third party servicer.

         To reduce its portfolio of fixed-rate mortgages, provide servicing fee income and additional cash to continue its lending program, residential loans are sold for cash directly to FHLMC, FNMA or other investors. The Bank retains as a servicing fee a portion of the interest paid by the borrower on loans sold. Servicing responsibilities include loan payment collections and other loan related servicing duties. At December 31, 1996, approximately $64.9 million in loans were serviced for others.

         The following table indicates mortgage loan origination, purchase, repayment and sale activity during the periods indicated.

                                                                            Years Ended December 31,
                                                              1996          1995        1994       1993       1992
                                                              ----          ----        ----       ----       ----
                                                                                (in thousands)
Total gross loans receivable at beginning of period       $262,584      $246,733    $221,986   $185,466   $149,794
Loans originated:
    Construction (reported gross)                            6,149         5,729       6,989      7,813      5,476
    Loans on existing property                              31,068        20,473      45,770     58,300     56,445
    Commercial loans                                         5,885         2,588       3,329      3,880      3,066
    Consumer and other loans                                15,994        14,965      12,390      9,439     10,545
                                                          --------      --------    --------   --------   --------

Total loans originated                                      59,096        43,755      68,478     79,432     75,532
Loans purchased (net)                                        6,121        22,227      23,239     36,006      5,337
                                                          --------      --------    --------   --------   --------

Total loans originated and purchased                        65,217        65,982      91,717    115,438     80,869
Loans acquired through acquisition                             ---           ---         ---        ---     26,835
Loans sold                                                  (8,588)       (6,132)    (18,317)   (26,327)   (16,067)
Principal repayments                                       (52,101)      (43,317)    (49,183)   (52,952)   (55,500)
Other                                                       (1,421)         (682)        530        361       (465)
                                                          --------      --------    --------   --------   --------

Net loan activity                                            3,107        15,851      24,747     36,520     35,672
                                                          --------      --------    --------   --------   --------

Total gross loans receivable at end of period             $265,691      $262,584    $246,733   $221,986   $185,466
                                                          ========      ========    ========   ========   ========

Geographic Lending Area

         The Bank has authority to lend anywhere in the United States. Although it principally limits loan origination activities to southern New Jersey and the state of Delaware, it purchases loans which are collateralized by single-family residential properties located in various states from financial institutions and other third parties. At December 31, 1996, approximately 74% of mortgage loans receivable were collateralized by property located in New Jersey and Delaware.

         All consumer and commercial business loans are located in the Bank's immediate market area except the mobile home loans purchased in 1994. The mobile home loans with outstanding balances totaling $5.8 million at December 31, 1996 are located in various states throughout the U.S.

Loan Origination and Other Fees

         Fees are received both for the origination of loans and for making commitments to originate residential loans and MBS. Fees are also received with respect to residential mortgage loans that the Bank services, including late charges, and credit life insurance premiums. Loan origination, commitment fees and discounts vary with the volume and type of loans and commitments made and purchased and with competitive and economic conditions. Generally, these fees are deferred and recognized as yield adjustments to the related loans.

         In the lending process, loan fees are charged which are calculated as a percentage of the amount borrowed. The fees received in connection with the origination of residential real estate loans generally do not exceed 3%. An additional 1% is charged for providing the financing in connection with the origination of a construction loan. All loan fees in excess of loan origination costs are deferred and amortized into income over the estimated life of the related loans. Net deferred fees, premiums and discounts amounted to $1.8 million, $2.1 million and $2.1 million as of December 31, 1996, 1995 and 1994, respectively.

         Servicing fees relating to residential mortgage loans sold amounted to $214,000, $231,000, and $194,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

Asset Quality

         When a required payment on a loan is more than fifteen days late, a late charge is assessed. If the late payment is not received within fifteen days after it is due, the borrower is contacted by mail and payment is requested. In most cases, the payment is made by the borrower as a result of this contact. If the delinquency continues, the borrower is contacted. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

         If a mortgage loan continues in a delinquent status for ninety days or more, the Bank generally will initiate appropriate legal action, including commencing foreclosure proceedings or accepting from the borrower a voluntary deed in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated or paid-in-full, the property is sold at a judicial sale at which, in some instances, the Bank is the buyer. The acquired property is then listed in the "real estate owned" account until it is sold. Such sales may be financed with a "loan to facilitate" which usually involves more favorable borrowing terms than normally permitted by applicable regulations or the Bank's loan underwriting criteria. The collection process for loans not secured by real estate may involve seizure and liquidation of collateral, if any.

         Generally, loans are placed on a "non-accrual" basis when contractually past due over ninety days. When a loan is placed on a non-accrual basis, any accrued and unpaid interest on such loan is reversed and charged against current income. Loans are restored to accrual status only if the borrower has demonstrated the ability to make future payments of principal and interest.

         Real estate owned is carried at the lower of cost (carrying value at the date of acquisition) or estimated fair value less estimated cost to sell. Subsequent costs directly related to the completion of construction or improvement of the real estate are capitalized to the extent realizable. Gains on the sale of real estate are recognized upon disposition of the property to the extent allowable based on accounting requirements. Losses on such sales are charged to operations as incurred. Carrying costs, such as maintenance, interest and taxes are charged to operations as incurred.

         Non-performing assets amounted to $4.2 million, $3.4 million and $4.9 million at December 31, 1996, 1995 and 1994, respectively. Non-performing assets as a percentage of total assets was 0.8%, 0.8% and 1.3% at December 31, 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was attributable to an increase in delinquencies on loans serviced by others from $754,000 in 1995 to $1,122,000 in 1996 and an increase in real estate owned from $426,000 in 1995 to $941,220 in 1996. The decrease from 1994 to 1995 was attributable to decreases in delinquencies on loans serviced by others from $1,074,000 in 1994 to $754,000 in 1995. Of the $1,122,000 in delinquent loans that are serviced by others, $269,000 have FHA insurance or a VA guaranty. The liquidation of these assets is dependent upon the economy, demand for real estate and interest rates.

         On January 1, 1995, FASB Statement 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114) was adopted which changed the in-substance foreclosure rules. In-substance foreclosed loans are now classified as loans and stated at the lower of cost or fair value. Data for 1992 through 1994 has been restated to conform with the 1995 and 1996 presentations.

         The following table sets forth for the periods indicated certain information regarding non-performing assets. At December 31, 1995, one past due loan of more than ninety days with a balance of $109,000 was accruing interest. The loan was paying in accordance with an agreement with the bankruptcy court. No loans were past due and accruing interest at the other periods shown.

                                                                              At December 31,
                                                          1996          1995        1994       1993         1992
                                                          ----          ----        ----       ----         ----
                                                                         (dollars in thousands)
Non-accrual loans
   Residential                                          $2,316        $2,308      $3,732     $2,870       $2,532
   Commercial                                              592           352         731        913        1,982
   Consumer                                                305           261         108         81           17
                                                      --------      --------    --------  ---------    ---------
Total non-accrual loans                                  3,213         2,921       4,571      3,864        4,531
Real estate owned                                          941           481         303        551          934
Other repossessed assets                                     7             6         ---         23          296
                                                    ----------    ----------  ----------  ---------     --------

Total non-performing assets                             $4,161        $3,408      $4,874     $4,438       $5,761
                                                        ======        ======      ======     ======       ======

Total non-performing assets as a percent of
  total assets                                             0.8%          0.8%        1.3%       1.3%         1.8%
                                                        ======        ======      ======     ======       ======

         A committee comprised of the President, EVP-LO, Chief Financial Officer, Investment Officer, and Treasurer of the Bank monitors the quality of its assets on a regular basis. Under OTS regulations, all assets are subject to a classification system that has three categories: (I) Substandard,
(ii)Doubtful, and (iii) Loss. An asset may fall within more than one category and a portion of the asset may remain unclassified.

         Assets classified Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.

         Assets classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

         Assets classified Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

         The regulation also established a special mention category. Assets included in this category do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. As of December 31, 1996, $2.1 million in residential real estate loans was categorized as special mention.

         The Bank is required to classify its assets on a regular basis. In addition, in connection with examinations by the OTS, examiners have the authority to identify problem assets and, if appropriate, classify them. When assets are classified as Substandard or Doubtful, the Bank is required to establish prudent general allowances for loan losses. When assets are classified as Loss, the Bank is required to establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's risk-based capital, while specific valuation allowances for loan losses do not qualify as risk-based capital. The OTS District Director of an insured institution has the authority to approve, disapprove or modify any classifications of assets made pursuant to the regulation and any amounts of allowances for loan losses established by insured institutions or required by examiners pursuant to the regulation.

         The following table sets forth information regarding assets classified as Substandard as of December 31 for each of the following years. No assets were classified as Doubtful and any asset classified as Loss was charged-off.

                                                                                At December 31,
                                                          1996           1995        1994        1993       1992
                                                          ----           ----        ----        ----       ----
                                                                           (dollars in thousands)
Real estate owned                                      $   941        $   481     $   303     $   551    $   934
Other repossessed assets                                     7              6         ---          23        296
Commercial real estate loans                               592            352         731         913      1,982
Residential mortgage loans                               2,316          2,308       3,732       2,870      2,532
Consumer loans                                             305            261         108          81         17
Securities below investment grade                          ---            ---         ---         ---        298
                                                        ------         ------      ------      ------     ------
Total classified assets                                 $4,161         $3,408      $4,874      $4,438     $6,059
                                                        ======         ======      ======      ======     ======

Ratio of classified assets to total assets                 0.8%           0.8%        1.3%        1.3%       1.9%
                                                        ======         ======      ======      ======     ======


         The following is a description of classified assets:

         Real Estate Owned and Other Repossessed Assets. At December 31, 1996, 11 real estate owned properties were classified as Substandard. The properties are for sale and are either vacant or rented. The other repossessed asset is an automobile.

         Loans. At December 31, 1996, eighty-nine residential, commercial and consumer loans classified were as Substandard.

         Allowance for Credit Losses. Allowances are provided for specific loans when losses are probable and can be estimated. When this occurs, management considers the remaining principal balance and estimated net realizable value of the property collateralizing the loan. Current and future operating and/or sales conditions are considered. These estimates are susceptible to changes that could result in further adjustment to results of operations. Recovery of the carrying value of such loans is dependent to a great extent, on economic, operating and other conditions that may be beyond management's control.

         Allowance for credit losses is established based on the perceived risk of the loan portfolio. The allowance is reviewed and adjusted quarterly based upon a number of factors, including asset classifications, economic trends, industry experience, geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, historical loss experience and underwriting practices. If certain real estate markets weaken, including New Jersey and Delaware, increases in the allowance may be required in future periods.

        The table shown below reflects the changes in the allowance for credit losses for the years indicated.

                                                         Real Estate Mortgage
                                                         --------------------
                                                      Residential        Commercial         Other           Total
                                                      -----------        ----------         -----           -----

Balance at January 1, 1994                             $1,375,977       $   869,000   $   418,000      $2,662,977
  Additions charged to operations                         215,680            24,315       310,005         550,000
  Recoveries                                                2,179           105,685        38,420         146,284
  Losses charged                                             (496)          (15,000)      (28,425)        (43,921)
                                                  ---------------     ------------- -------------   -------------

Balance at December 31, 1994                            1,593,340           984,000       738,000       3,315,340
  Additions charged to operations                          50,000            50,000       500,000         600,000
  Recoveries                                                7,169            39,829       180,419         227,417
  Losses charged                                         (165,527)              ---      (414,900)       (580,427)
                                                     ------------ -----------------  ------------    ------------

Balance at December 31, 1995                            1,484,982         1,073,829     1,003,519       3,562,330
  Additions charged to operations                         100,000            75,000       225,000         400,000
  Recoveries                                               21,478            58,820        75,387         155,685
  Losses charged                                         (136,401)          (12,761)     (208,368)       (357,530)
                                                     ------------     -------------  ------------    ------------
Balance at December 31, 1996                           $1,470,059        $1,194,888    $1,095,538      $3,760,485
                                                       ==========        ==========    ==========      ==========

         Net charge-offs from loans and foreclosed real estate as a percentage of average loans outstanding were as follows for the years indicated.


                                                                             1996           1995          1994
                                                                             ----           ----          ----
Net charge-offs (recoveries) from loans                                  $201,845       $353,010     $(102,363)
Net charge-offs (recoveries) from foreclosed real estate                   90,007        (65,193)       77,356
                                                                         --------       --------    ----------
Total                                                                    $291,852       $287,817    $  (25,007)
                                                                         ========       ========    ==========

% of average loans outstanding                                                .11%           .12%        (.01)%
                                                                              ===            ===         ====

         The table below summarizes the general valuation allowance for loans by asset classification and as a percentage of those portfolios for the years indicated.

                                             1996                        1995                       1994
                                      ---------------------   -------------------------   -----------------------

                                              Percentage of               Percentage of             Percentage of
                                      Amount    Portfolio     Amount        Portfolio     Amount      Portfolio
                                      ------    ---------     ------        ---------     ------      ---------

Residential real estate loans          $1,470,059   .71%     $1,484,982         .71%     $1,593,340       .81%
Commercial real estate loans            1,194,888  6.94       1,073,829        6.85         984,000      6.00
Other loans                             1,095,538  2.85       1,003,519        2.71         738,000      2.20
                                       ----------- ----     -----------        ----    ------------      ----
Total                                  $3,760,485  1.42%     $3,562,330        1.36%     $3,315,340      1.34%
                                       ==========  ====      ==========        ====      ==========      ====

         For further discussion and summary of loss provisions see "Management's Discussion and Analysis, Results of Operations -- Allowance and Provision for Credit Losses" and Note 6 to the Consolidated Financial Statements.

Investment Securities Activities

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make other approved security investments. See "Regulation-Liquidity" and "Management's Discussion and Analysis of Financial Condition--Liquidity, Cash Flows and Committed Resources."

         On December 31, 1993, Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) issued by the Financial Accounting Standards Board was adopted. For additional information see Notes 1, 2, 3, and 4 to the Consolidated Financial Statements.

         In accordance with FAS 115, investments are classified into three categories; those held-to-maturity and reported at amortized cost, for which the Company has the positive intent and ability to hold-to-maturity; those classified as available-for-sale and reported at fair value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity; and those classified as trading securities and reported at fair value with unrealized gains and losses included in earnings.

The table below sets forth the composition of the investment securities portfolio at amortized cost for the years indicated.

                                                                                         At December 31,
                                                                               1996           1995           1994
                                                                               ----           ----           ----
                                                                                         (in thousands)
Held to maturity:
    U.S. Treasury note                                                  $       ---    $       ---       $  1,000
    U.S. Government agencies                                                    ---            ---         22,000
    Corporate notes                                                             ---            ---          8,936
    Tax exempt obligations                                                    2,321            517            721
    Federal Home Loan Bank stock                                              7,376          5,317          4,657
                                                                       ------------   ------------     ----------
Subtotal                                                                      9,697          5,834         37,314
                                                                       ------------   ------------     ----------
Held for trading:
    Mutual fund                                                                  60             57             52
    Common stock                                                                ---            ---            404
                                                                       ------------   ------------     ----------
Subtotal                                                                         60              5            456
                                                                       ------------   ------------     ----------
Available-for-sale:
    U.S. Government agencies                                                 17,976         19,970            ---
    Corporate notes                                                           4,336          6,310            ---
    Preferred stock                                                           2,548          2,097           2,097
                                                                       ------------   ------------     ----------
Subtotal                                                                     24,860         28,377           2,097
                                                                       ------------   ------------     ----------
Total                                                                       $34,617        $34,268         $39,867
                                                                       ============   ============     ===========

         The investment securities portfolio at December 31, 1996 categorized by maturity is as follows:

                                                                                    Amortized             Weighted
                                                                                      Cost             Average Yield
                                                                                   -----------         -------------
                                                                                         (dollars in thousands)

No maturity                                                                          $  9,984               6.59%
Due in one year or less                                                                 3,046               5.20%
Due after one year through five years                                                  21,587               6.74%
                                                                                     --------
Total                                                                                 $34,617
                                                                                      =======

         The following table sets forth the purchase, transfer, maturity activity and repayments at amortized cost of the investment securities during 1996, 1995 and 1994.

                                                                                     Year ended December 31,
                                                                               1996          1995            1994
                                                                               ----          ----            ----
                                                                                          (in thousands)
Investment securities at beginning of period                              $  34,268      $  39,867       $ 23,050
Purchases
  U.S. Government agencies                                                    9,008         10,965         22,000
  Corporate notes                                                               ---          2,934            ---
  Tax exempt obligations                                                      2,321            517            721
  Federal Home Loan Bank stock                                                2,059            660            706
  Mutual fund                                                                     3              5            ---
  Common stock                                                                9,369          1,812         10,258
  Preferred stock                                                             1,500            ---            257
                                                                            -------        -------        -------
Total purchases                                                              24,260         16,893         33,942
                                                                            -------        -------        -------
Sales
  Mutual fund                                                                   ---            ---             25
  Common stock                                                                9,369          2,216         10,453
                                                                            -------        -------        -------
Total sales                                                                   9,369          2,216         10,478
                                                                            -------        -------        -------
Maturities
  U.S. Treasury note                                                            ---          1,000            ---
  U.S. Government agencies                                                   10,979         13,000            ---
  Corporate notes                                                             1,997          5,555          4,230
  Tax exempt obligations                                                        517            721          1,538
  Certificates of deposit                                                       ---            ---            879
  Preferred stock                                                             1,049            ---            ---
                                                                            -------        -------        -------
Total maturities                                                             14,542         20,276          6,647
                                                                            -------        -------        -------
Investment securities at end of period                                      $34,617        $34,268        $39,867
                                                                            =======        =======        =======

Mortgage-Backed Securities Activities

         A substantial part of the Bank's business involves investments in MBS. The Bank invests in MBS to supplement local loan originations as well as to reduce interest rate risk.

         On December 31, 1993, FAS 115 issued by the Financial Accounting Standards Board was adopted. The MBS portfolio is classified as either held-to-maturity or available-for-sale. For additional information see Notes 1 and 5 to the Consolidated Financial Statements.

         The following table sets forth the composition of the mortgage-backed securities portfolio at amortized cost by category.

                                                                                        At December 31,
                                                                               1996           1995           1994
                                                                           --------       --------          -------
Held to maturity:
    FNMA pass-through certificates                                    $         ---  $         ---         $  2,747
    FHLMC pass-through certificates                                             ---            ---            6,725
    GNMA pass-through certificates                                              ---            ---            9,321
    Non-agency pass-through certificates                                      6,143          7,320            4,195
    REMIC                                                                    91,248         60,675           11,529
                                                                           --------       --------          -------
Subtotal                                                                     97,391         67,995           34,517
                                                                           --------       --------          -------

Available-for-sale:
    FNMA pass-through certificates                                            1,863          2,341              ---
    FHLMC pass-through certificates                                           4,342          5,574              ---
    GNMA pass-through certificates                                            6,070          7,775              ---
    REMIC                                                                    80,416         63,633           64,900
                                                                           --------       --------          -------
Subtotal                                                                     92,691         79,323           64,900
                                                                           --------       --------          -------
Total                                                                      $190,082       $147,318          $99,417
                                                                           ========       ========          =======


         The mortgage-backed securities portfolio at December 31, 1996 categorized by contractual maturity is as follows:

                                                                                    Amortized         Weighted
                                                                                       Cost        Average Yield
                                                                                       ----        -------------
                                                                                       (dollars in thousands)

Due in one year or less                                                           $       674            6.73%
Due after one year through five years                                                   2,553            7.73%
Due after five year through ten years                                                   2,241            9.85%
Due after ten years                                                                   184,614            6.95%
                                                                                     --------
Total                                                                                $190,082
                                                                                     ========

    Actual maturities will differ from contractual maturities due to prepayments.

    The following table sets forth the purchase, transfer, sales activity and repayments at amortized cost of the MBS during 1996, 1995 and 1994.

                                                                                     Year ended December 31,
                                                                               1996          1995            1994
                                                                           --------       --------      ---------

MBS at beginning of period                                                 $147,318      $  99,417      $  95,702
Purchases of REMIC                                                           54,590         54,841         25,529
Sales of REMIC                                                               (3,612)           ---            ---
Principal repayments                                                         (8,214)        (6,940)       (21,814)
                                                                           --------       --------      ---------
MBS at end of period                                                       $190,082       $147,318      $  99,417
                                                                           ========       ========      =========

Deposit and Borrowing Activities

General

         Deposits are the principal source of funds for lending and other investment purposes. Deposits are generated through the ten retail banking offices, and to a lesser extent through brokers. In addition to deposits, funds are derived from loan sales and repayments, borrowings, and from operations. Loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and market conditions. The Bank may borrow funds from the FHLB of New York and other sources. Borrowings may be used on a short term basis to compensate for reductions in deposits or other sources of funds, as well as on a long-term basis to support expanded lending activities or other business purposes. Funds can also be derived from the sale of loans and investment or mortgage-backed securities available-for-sale.

Deposits

         The Bank offers a wide variety of deposit accounts which are designed to attract both short-term and long-term deposits. These deposits are obtained primarily from residents of southern New Jersey and Delaware. Brokers are also utilized to solicit deposits outside the market area. Generally, a fee of one-quarter percent is paid to brokers for these accounts. The types of accounts currently offered, include regular passbook and club accounts, interest-bearing and non-interest-bearing NOW accounts, commercial accounts, money market deposit accounts, fixed-rate certificate accounts with maturities ranging from three months to sixty months and negotiated rate Jumbo certificates. Included among these deposit products are Individual Retirement Accounts.

         Retail fixed term, fixed rate certificates are the primary source of deposits and at December 31, 1996 represented approximately 46.4% of deposits. At December 31, 1996, the deposit base contained $25.0 million in 12 month, $23.1 million in 24 month, and $19.9 million in six month, fixed term fixed rate retail certificates, and represent 18.5%, 17.2%, and 14.8%, respectively, of total retail certificates. Included in the 24 month certificate total is $21.6 million in Rate Bumper certificates in which the depositor may elect once during the term of the certificate to increase the rate on his certificate to the current rate offered on 24 month certificates.

         Savings account interest rates are evaluated on an ongoing basis. Deposit activity and interest rate movements and interest rates paid by competitors are examined and evaluated weekly.

         The following table sets forth information relating to deposit flows during the periods indicated:

                                                                                         Years Ended December 31,
                                                                                  1996          1995          1994
                                                                                  ----          ----          ----
                                                                                           (in thousands)
Net increase in deposits before interest credited                              $12,332       $23,213       $ 6,313
Interest credited                                                                7,790         7,854         5,468
                                                                               -------       -------       -------
Net increase in deposits                                                       $20,122       $31,067       $11,781
                                                                               =======       =======       =======

         The substantial increase during the year ended December 31, 1995 includes deposits assumed totaling $15,924,000 related to the acquisition of two retail-banking offices in January 1995.

         The following table sets forth the amount and percentage of total deposits for each type of deposit offered as of the dates indicated.

                                                                    At December 31,
                                             1996                        1995                       1994
                                    --------------------      ------------------------     --------------------

                                       Amount       %            Amount           %          Amount         %
                                                                (dollars in thousands)
Account Type
Savings and club accounts         $ 34,541       11.9%         $ 40,043      14.8%         $ 45,301      19.0%
NOW and commercial accounts         34,072       11.8            33,335      12.4            29,215      12.2
Money market and other accounts     51,407       17.7            41,365      15.3            31,069      13.0
Retail certificates of deposit     134,631       46.41           27,635      47.3            99,928      41.8
Jumbo certificates of deposit       35,268       12.2            27,589      10.2            33,383      14.0
                                  --------     ------          --------     -----          --------     -----
Total deposits                    $289,919      100.0%         $269,967     100.0%         $238,896     100.0%
                                  ========     ======          ========     =====          ========     =====

         The following table presents by various interest rate categories, the amount of retail certificate accounts at December 31, 1996 and 1995 and the amount of retail certificates accounts at December 31, 1996 maturing within one year, two years, three years and after three years.


                                                                              Amounts at December 31, 1996 Maturing
                                                                              -------------------------------------
                                                  At December 31,        Within      Within      Within      After
                                                  ---------------         one         two         three       three
                                                 1995         1996        year        years       years       years
                                                 ----         ----        ----        -----       -----       -----
                                                                       (in thousands)
Retail certificate accounts:
   2.001- 4.00%                                  $    233   $     78   $     66     $      --     $    12    $   --
   4.001- 6.00%                                    98,337    120,642     82,107        27,726        6,353      4,456
   6.001- 8.00%                                    28,853     13,719      5,939           887        2,205      4,688
   8.001-10.00%                                       211        192        179            13         --         --
                                                 --------   --------   --------      --------     --------   --------
  Total certificate accounts                     $127,634   $134,631   $ 88,291      $ 28,626     $  8,570   $  9,144
                                                 ========   ========   ========      ========     ========   ========



         The following table presents by various interest rate categories, the amount of Jumbo certificates at December 31, 1996 and 1995 and the amount of Jumbo certificate at December 31, 1996 maturing within one year, two years, three years and after three years.

                                                                              Amounts at December 31, 1996 Maturing
                                                                              -------------------------------------
                                                  At December 31,         Within      Within      Within      After
                                                  ---------------          one         two        three       three
                                                 1995         1996        year        years       years       years
                                                 ----         ----        ----        -----       -----       -----
                                                                       (in thousands)
Jumbo certificate accounts:
   2.001-4.00%                              $     99      $   ---     $   ---      $   ---     $   ---     $   ---
   4.001-6.00%                                23,995       33,783      24,562        7,961         867         393
   6.001-8.00%                                 3,495        1,485         194          398         517         376
                                             --------    ---------  ----------    ---------   ---------     -------
   Total certificate accounts                 $27,589      $35,268     $24,756      $ 8,359     $ 1,384     $   769
                                              =======      =======     =======      =======     =======     =======

         The following table presents certain information concerning deposit accounts at December 31, 1996, including the weighted average rate of such accounts and the scheduled quarterly maturities or repricing of the certificate accounts.


                                                                                                            Weighed
                                                                                              % of          Average
                                                                                             Total          Nominal
                                                                             Amount       Deposits            Rates
                                                                             ------       --------            -----
                                                                                   (dollars in thousands)
Savings and club accounts                                                  $ 34,541           11.9%            2.77%
NOW                                                                          26,477            9.2             1.54
Money market and other accounts                                              51,407           17.7             4.05
Non-interest bearing accounts                                                 7,595            2.6              ---
                                                                          ---------          -----             ----
Total                                                                       120,020           41.4             2.87
                                                                          ---------          -----             ----

Certificate accounts maturing by quarter:
  March 31, 1997                                                             40,743           14.0             5.18
  June 30, 1997                                                              37,688           13.0             5.34
  September 30, 1997                                                         19,673            6.8             5.49
  December 31, 1997                                                          14,943            5.1             5.52
  March 31, 1998                                                             12,930            4.5             5.52
  June 30, 1998                                                               9,535            3.3             5.53
  September 30, 1998                                                          9,116            3.1             5.48
  December 31, 1998                                                           5,405            1.9             5.45
  March 31, 1999                                                              3,436            1.2             5.58
  June 30, 1999                                                               3,003            1.0             5.70
  September 30, 1999                                                          1,333             .5             5.47
  December 31, 1999                                                           2,181             .8             6.08
  Thereafter                                                                  9,913            3.4             5.94
                                                                          ---------          -----             ----
Total certificate amounts                                                   169,899           58.6             5.43
                                                                          ---------          -----             ----
Total deposits                                                             $289,919          100.0%            4.37%
                                                                           ========          =====             ====

Borrowings

         Borrowings are obtained from the FHLB of New York. The Bank's capital stock of the FHLB of New York and certain mortgage loans are pledged as collateral to secure the borrowings. The borrowings also include securities sold under agreement to repurchase. Securities sold under agreements to repurchase are obligations collateralized by mortgage-backed securities or other investments. Eligibility to obtain borrowings are subject to certain standards related to creditworthiness. Such borrowings are made pursuant to several credit programs. Each credit program has its own interest rate and range of maturities. The FHLB of New York prescribes acceptable uses to which the borrowings pursuant to each program may be put as well as limitations on the size of such borrowings.

         In addition to deposits, the FHLB of New York borrowings are utilized to fund lending operations. At December 31, 1996, borrowings from the FHLB of New York amounted to $136.6 million. These borrowings, which mature at various dates through 2001, bear interest at rates between 5.08% and 7.52%.

         The following table sets forth certain information regarding FHLB borrowings as of the end of and during the periods indicated:

                                                      At December 31               Year Ended December 31,
                                                      --------------         ----------------------------------
                                                            1996             1996           1995           1994
                                                            ----             ----           ----           ----
                                                                            (dollars in thousands)
Maximum amount of total borrowings outstanding
  at any month end and at December 31, 1996               $136,622       $147,509         $105,797        $93,125
Approximate average total borrowings outstanding(1)            N/A        120,987           93,038         85,650
Approximate weighted average rate(1)                          5.82%          5.54%            5.83%          4.94%

-----------------------

(1)     Average balances represent the arithmetic average of month-end balances.

         Other borrowings consisted of securities sold under agreements to repurchase obtained through a major securities broker. At December 31, 1996, $36.5 million in other borrowings was outstanding. The borrowings which mature at various dates through 1999, bear interest at rates between 5.57% and 5.84%.

         The following table sets forth certain information regarding other borrowings as of the end of and during the periods indicated:

                                                      At December 31               Year Ended December 31,
                                                      --------------         ----------------------------------
                                                            1996             1996           1995           1994
                                                            ----             ----           ----           ----
                                                                            (dollars in thousands)
Maximum amount of total borrowings outstanding
  at any month end and at December 31, 1996              $36,526        $54,967          $44,516         $40,724
Approximate average total borrowings outstanding(1)          N/A         43,967           39,318          28,365
Approximate weighted average rate(1)                        5.73%          5.78%            6.03%           4.65%

--------------------------

(1)     Average balances represent the arithmetic average of month-end balances.


Yield Earned, Rates Paid and Certain Ratios

  The largest components of the Company's total income and total expense are interest items. As a result, earnings are primarily dependent upon net interest income, which is determined by its interest rate spread and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest rate spread, the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, are affected by economic factors that affect interest rates, loan demand and deposit flows.

  The following table sets forth, for the periods indicated, the weighted average yields earned on interest-earning assets, the weighted average rates paid on interest-bearing liabilities and the applicable interest rate spreads. Average interest-earning assets and average interest-bearing liabilities have been computed on a monthly basis.

                                                                                   Year Ended December 31,
                                                                            -----------------------------------
                                                                              1996          1995            1994
                                                                              ----          ----            ----
Weighted average yield on loan portfolio                                     8.44%         8.37%           7.90%
Weighted average yield on mortgage-backed securities                         7.24%         7.32%           6.64%
Weighted average yield on investment portfolio                               6.81%         6.86%           6.43%
Weighted average yield on all interest-earning assets                        7.88%         7.90%           7.41%
Weighted average rate paid on deposits                                       4.35%         4.27%           3.56%
Weighted average rate paid on borrowings                                     5.60%         5.89%           4.86%
Weighted average rate paid on all interest-bearing liabilities               4.82%         4.81%           3.99%
Interest rate spread (spread between weighted average rate on
  all interest-earning assets and all interest-bearing liabilities)          3.06%         3.09%           3.42%
Net yield on average interest-earning assets                                 3.26%         3.29%           3.56%
Ratio of interest-earning assets to interest-bearing liabilities           104.36%       104.22%         103.61%

Competition

         The Company encounters competition both in the attraction of deposits and in the making of real estate and other loans. Direct competition for deposits comes from other savings and loan associations, savings banks and commercial banks with offices in Salem, Camden and Gloucester Counties in New Jersey and New Castle County in Delaware. It also encounters competition for deposits from money market funds, as well as corporate and government securities. The principal methods used to attract accounts include other services offered, the interest rates offered, the convenience of office locations and advertising. Competition for real estate loans comes principally from other thrift institutions, commercial banks, and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders.

Employees

         As of December 31, 1996, the Company had 110 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as the description of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

First Home Bancorp Inc.

General

         The Company is a unitary savings and loan holding company subject to the provisions of HOLA. As a savings and loan holding company within the meaning of the HOLA, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Activities Restrictions.

         There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary savings and loan holding company also becomes subject to the restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, is required to register as, and become subject to the restrictions applicable to, a bank holding company. See "- First Home Savings Bank, F.S.B. - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board ("FRB") as permissible for bank holding companies. Those activities described in
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Transactions with Related Parties

         The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In a holding company context, the parent holding company of a savings association (such as the Bank) and any companies which are controlled by such parent holding company are affiliates of the savings association. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, subject to an exception for extensions of credit made pursuant to a benefit or compensation program that is widely available to employees and does not give any preference to any executive officer over other employees, these regulations require such loans to be made on terms substantially the same as offered to unaffiliated individuals and to not involve more than the normal risk of repayment. These regulations place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings associations.

Restrictions on Acquisitions.

         Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

         Pursuant to provisions of the Bank Holding Company Act of 1956 the FRB may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association is also permitted to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

First Home Savings Bank, F.S.B.

General.

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Bank and its operations.

         The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions, and imposing bank-like standards on savings institutions. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restric tions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

Office of Thrift Supervision

         The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Except as modified by FIRREA, the OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

Federal Deposit Insurance Corporation

         The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. Upon the enactment of FIRREA, the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds that it maintains and administers: the BIF and the SAIF. As such, the FDIC has examination, supervisory, and enforcement authority over all savings associations. The FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

Federal Home Loan Bank System

         The FHLB System, consisting of twelve FHLBs, now is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

         The Bank is a member of the FHLB of New York. The Bank is required to acquire and hold shares of capital stock in the FHLB of New York in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of home mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its borrowings from the FHLB. The Bank is in compliance with this requirement with an investment in the stock of the FHLB of New York of $7.4 million at December 31, 1996.

         Each FHLB serves as a central credit facility for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes funds available to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHFB. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. At December 31, 1996, the Bank had $136.6 million in borrowings from the FHLB of New York.

Insurance of Deposit Accounts

         The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums. Under the FDI Act insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under this system, institutions classified as well capitalized (i.e., a tier 1 leverage ratio of at least 5%, tier 1 risk-based ratio of at least 6% ("Tier 1 risk-based capital") and total risk-based ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., tier 1 leverage and risk-based ratios of less than 4% or total risk-based ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC's assessments must be designed to maintain the SAIF's reserve ratio at the designated reserve ratio of 1.25% of estimated SAIF insured deposits or, if the SAIF's reserve ratio is below that level, to increase the reserve ratio to the designated reserve ratio. The FDIC may not collect more for the SAIF than is needed to fulfill its goal. Through the end of 1998, the assessment rate for a SAIF member may not be less than the assessment rate for a BIF member that poses a comparable risk to the deposit insurance fund.

         In setting semiannual assessments for the BIF and SAIF the FDIC must consider the following factors: (1) the fund's expected operating expenses; (2) the funds case resolution expenditures and income; (3) the effect of assessments on the earnings and capital of fund members; and (4) any other factors that the FDIC deems appropriate.

         Under an assessment schedule that was in effect through September 30, 1996, SAIF rates, including the assessment rate imposed by the Financing Corporation ("FICO") to service the interest on its bond obligations, ranged from 23 basis points for institutions in the best assessment risk classification to 31 basis points for institutions in the lease favorable one. Since the BIF's reserve ratio reached its designated reserve ratio on June 30, 1995, the assessment rates for the BIF were revised effective in the third quarter of 1995 to provide a range of rates from 0 basis points to 27 basis points. As a result, BIF insured institutions generally paid lower premiums than SAIF insured institutions.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted (the "Funds Act"). This legislation required the FDIC to impose a one-time special assessment on SAIF assessable deposits to raise the SAIF's reserve ratio to the designated reserve ratio as of October 1, 1996. In response to the requirements of the Funds Act, the FDIC imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. The Bank's one-time special assessment, which was collected on November 17, 1996, amounted to $1.6 million. Net of related tax benefits, the one-time special assessment amounted to $1.0 million.

         As a result of the one-time special assessment, the FDIC on December 11, 1996 adopted new assessment schedules for the SAIF which lowered the assessment rates then in effect. The new schedules provide for a base assessment schedule for the SAIF with rates ranging from 4 to 31 basis points, and an adjusted assessment schedule that reduces these rates by 4 basis points. In general, as a result of the adoption of these schedules, SAIF rates range from 0 to 27 basis points as of October 1, 1996. These schedules, unlike the schedules they replace, do not include rates for the FICO assessment as a result of the Funds Act which required that the FICO assessment be separated from the SAIF assessment effective January 1, 1997. The Bank's rate, which had been 23 basis points, has been reduced to 0 basis points under the SAIF new assessment schedules. However, the Bank's assessment rate under the separate FICO assessment schedule is 6.48 basis points.

Prompt Corrective Regulatory Action.

         Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon which of the following five capital categories applies to the institution. Generally, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1 risk-based capital ratio (core capital to risk weighted assets) of 6% or greater, and a leverage capital ratio (core capital to adjusted total assets) of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage capital ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%. A "significantly undercapitalized" institution is one that has a total risk based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. In addition, the OTS is authorized effectively to downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating in the categories of capital, asset quality, management, earnings or liquidity ("CAMEL")).

         Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions in growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Branching by Federally Chartered Associations

         Federally chartered savings associations are permitted to branch nationwide to the extent allowed by federal statute. This authority permits associations to establish interstate networks and to geographically diversify lines of business. OTS authority preempts any state law purporting to regulate branching by federal savings associations.

         The limitations that remain are statutory. An association may not establish or operate a branch outside the state in which the association has its home office if such branch would violate section 5(r) of the HOLA. This section permits a federal savings association to branch outside its home state if (i) the association meets the domestic building and loan test of Internal Revenue Code section 7701(a)(19) or the asset composition test of subparagraph (c) of that section or qualifies as a qualified thrift lender, and (ii) all branches in each state branch outside of its home state also satisfies the domestic building and loan test.

         The limitations do not apply if (i) the branch results from a supervisory acquisition under section 13(k) of the FDI Act; (ii) the branch was authorized for the federal savings association prior to October 15, 1982; (iii) the law of the state where the branch is to be located would permit establishment of the branch if the association was a savings association or savings bank chartered by the state in which its home office is located; or (iv) the branch was operated lawfully as a branch under the state law prior to the association's conversion to a federal charter.

         The OTS will approve an application for branching only if the overall policies, condition and operation of the applicant afford no basis for supervisory objection and the proposed branch opens within 12 months of approval. In addition, the institution must have a satisfactory record under the Community Reinvestment Act ("CRA").

Capital Requirements

         Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards including a leverage ratio (or core capital) requirement, a tangible capital requirement and a risk-based capital requirement. A savings association must meet all of these standards in order to be in compliance with its regulatory capital requirements. These requirements are required to be generally as stringent as the
                                       22
comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual savings associations on a case-by-case basis.

         The leverage ratio standard requires that savings associations maintain "core capital" of at least 3.0% of adjusted total assets (generally, an institution's total assets calculated in accordance with generally accepted accounting principles ("GAAP"), subject to certain adjustments). Core capital is defined to include common shareholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and any related surplus, minority interests in equity accounts of consolidated subsidiaries and "qualifying supervisory goodwill" less intangibles other than certain qualifying intangible assets and mortgage servicing rights.

         The capital regulations require tangible capital equal to at least 1.5% of adjusted total assets. Tangible capital generally includes common shareholders' equity and retained income, noncumulative perpetual preferred stock and related income and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets must be deducted from tangible capital and mortgage servicing rights (both originated and purchased) may be included in a savings association's tangible capital up to certain limits.

         In addition to requiring compliance with the leverage ratio and tangible capital standards, the OTS capital regula tions also require that savings associations satisfy a risk-based capital standard. This standard assigns each asset held by an institution to one of four risk categories, based on the amount of credit risk associated with a particular class of assets. The categories range from 0% for assets backed by the full faith and credit of the United States, or that pose no credit risk to the insured institution, to 100% for delinquent or repossessed assets. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and are included in risk-weighted assets. The regulations require that an insured institution attain and maintain risk-based capital (core capital plus supplementary capital) equal to no less than 8.0% of risk-weighted assets. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risked based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of nontraditional activities. At December 31, 1996, the Bank had no capital investments that qualified as supplementary capital and had $2.6 million of general valuation allowances which were included in risk-based capital, the maximum allowable under the regulations.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating risk-based capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.

         The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. According to these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of GAAP. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         The FDIC has adopted a rule which provides that any insured depository institution, including a savings association, with a tangible capital ratio (which in general reflects those capital components recognized by the OTS for its capital standard) to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition unless the depository institution has entered into and is in compliance with a written agreement with its primary federal regulator to increase its capital to acceptable levels and as to which the FDIC is a party. Depository institutions with a core capital ratio of at least 2% may still be considered by the FDIC, under appropriate circumstances, to be in an unsafe and unsound condition.

         The Bank is in full compliance with its capital requirements. The following table reflects at December 31, 1996 the Bank's capital requirements, the Bank's actual capital and the amount of capital maintained by the Bank in excess of its requirements. For a reconciliation of the Bank's regulatory capital to the Bank's capital as reported under generally accepted accounting principles see Note 16 to the Company's Consolidated Financial Statements.


                                      CORE CAPITAL                   TANGIBLE CAPITAL               RISK-BASED CAPITAL
                             ---------------------------        --------------------------       --------------------------
                                    % OF                             % OF                              % OF
                                ADJUSTED                         ADJUSTED                              RISK
                                   TOTAL                            TOTAL                          WEIGHTED
                                 ASSETS           AMOUNT           ASSETS           AMOUNT           ASSETS          AMOUNT
                                 ------           ------           ------           ------           ------          ------
                                                                     (dollars in thousands)
Required Capital.......            3.00%         $14,938            1.50%           $7,469            8.00%         $16,452
Actual Capital.........            6.45%          32,129            6.45%           32,129           16.84%          34,625
                                   ----           ------            ----            ------           -----           ------
Excess Capital.........            3.45%         $17,191            4.95%          $24,660            8.84%         $18,173
                                   ====          =======            ====           =======            ====          =======

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet current or future capital requirements. The OTS must prohibit the asset growth of associations not meeting their capital standards, except for certain limited growth in low-risk assets up to net interest credited, and must issue a capital directive against such associations. The OTS may grant to associations exemptions from the various sanctions or penalties for failure to meet their capital requirements (other than appointment of a conservator or receiver and the mandatory growth restrictions) through the association's submission of and compliance with an approved capital plan. The capital plan must indicate, among other things, how the association will increase capital so as to achieve compliance with capital standards. While a plan is being reviewed for approval, an association may not grow beyond interest credited or pay dividends without approval and is subject to other limitations. If the plan is not approved, the association will be prohibited from increasing its assets or making any loans and investments without OTS approval and must comply with other restrictions imposed by the OTS. If the plan is approved, the association may be required to enter into an operating agreement with the OTS that may provide, among other things, that if specific targets within the plan are not met or the association takes any action that does not comport with the accepted plan, certain activi ties will be significantly restricted, a consent to merge agreement will be executed, or management and the board of directors must resign upon request.

         Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties and the establishment of restrictions on the association's operations. The OTS capital regulation provides that the OTS, through enforcement proceedings or otherwise, could require one or more of the following corrective actions: (i) increasing the amount of the association's regulatory capital to a specified level or levels; (ii) convening a meeting or meetings with the OTS' supervision staff for the purpose of meeting the capital requirements; (iii) reducing the rate of interest that may be paid on savings accounts; (iv) limiting the receipt of deposits to those made to existing accounts; (v) ceasing or limiting the issuance of new accounts of any or all classes or categories, except in exchange for existing accounts; (vi) ceasing or limiting lending or the making of a particular type or category of loan; (vii) ceasing or limiting the purchase of loans or the making of specified other investments; (viii) limiting operational expenditures to specified levels; (ix) increasing liquid assets and maintaining such increased liquidity at specified levels; or (x) taking such other action or actions as the Director of the OTS may deem necessary or appropriate for the safety and soundness of the savings association or depositors or investors in the savings association. The OTS also could impose harsher measures, such as the appointment of a receiver or conservator or a forced merger into another institution. The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance. The OTS and FDIC may also require such association to raise additional capital through the issuance of common stock or other capital instruments.

Limitations on Dividends and Other Capital Distributions

         OTS regulations imposes limitations on the ability of savings associations to pay dividends or make other distributions of capital. Such distributions include cash dividends, payments by an institution to repurchase or otherwise
                                       24
acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. The regulation provides the OTS with the authority to prohibit capital distributions otherwise permitted by this rule if such distribution would constitute an unsafe or unsound practice.

         An association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirement and that has not been advised by the OTS that it is in need of more than normal supervision, is a Tier 1 association ("Tier 1 Association"). An association that before and after the proposed distribution meets or exceeds its minimum regulatory capital requirement, but not its fully phased-in capital requirement, is a Tier 2 association ("Tier 2 Association"). An association having capital that is less than its minimum regulatory capital requirement is a Tier 3 association ("Tier 3 Association").

         A Tier 1 Association can, upon 30 days notice to the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus 50% of its "surplus capital ratio" at the beginning of the calendar year. The "surplus capital ratio" is the percentage by which the association's ratio of total capital to assets exceeds the ratio of its capital requirement to assets. Any additional amount of capital distributions will require prior regulatory approval.

         A Tier 2 Association can make a capital distribution, upon 30 days notice to the OTS, only in accordance with the following schedule: (i) if the association's current capital satisfies the 8% risk-based capital standard it may make distributions up to 75% of net income over the most recent four quarters.

         A Tier 3 Association is not authorized under the regulation to make any capital distributions unless it receives prior regulatory approval; or in the case of an association operating in compliance with an approved capital plan, the distribution is consistent with such approved capital plan.

         Under the OTS prompt corrective action regulations, an association is prohibited from making any capital distribution if, after the distribution, the association would have (i) a total risk-based capital ratio of less than 8.0%;
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "Prompt Corrective Action Regulation."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. Because the Bank is a subsidiary of the Company, the proposed regulations would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed. No assurance can be given as to whether or in what form the regulations may be adopted.

Liquidity Requirements

         Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers acceptances, and specified United States government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus borrowings payable in one year or less. This liquidity requirement, which is currently 5.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flow of savings associations. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratio of the Bank at December 31, 1996 was 7.1%.

Qualified Thrift Lender Test

         The HOLA requires savings associations to meet a QTL test. Under the QTL test set forth in the HOLA, a savings association is required to maintain a minimum of 65% of its "portfolio assets" (as defined in the statute) in certain investments ("Qualified Thrift Investments") on a monthly average basis in nine out of every 12 months. Qualified Thrift Investments generally consist of (i) loans that were made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and (v) shares of stock issued by the federal deposit insurance agencies and (v) shares of stock issued by any FHLB. Subject to a 20% of assets limitation, Qualified Thrift Investments also include consumer loans, investments in certain subsidiaries, loans for the purchase or construction of schools, churches, nursing homes and hospitals, 200% of investments in loans for low-to-moderate income housing and certain other community-oriented investments, and shares of stock issued by FHLMC or FNMA. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code").

         A savings association that fails the QTL test must either become a bank (other than a savings bank) or become subject to the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, beginning three years after the savings association failed the QTL test, the savings association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible.

         At December 31, 1996, approximately 96.7% of the Bank's assets were invested in Qualified Thrift Investments and, therefore, the Bank met the QTL test.

Loans to One Borrower

         OTS regulations provide that the total loans and extensions of credit by a savings association to a single borrower outstanding at one time and not fully secured by marketable collateral having a market value at least equal to the amount of the loan or extension of credit may not exceed 15% of unimpaired capital and surplus. As a separate and additional limitation to the foregoing, the total loans and extensions of credit by a savings association to one borrower outstanding at one time and fully secured by marketable collateral having a market value at least equal to the funds outstanding may not exceed 10% of unimpaired capital and surplus. An exception to the general loans-to-one borrower limitation exists for loans made by a savings association for the development of domestic residential housing units. Such loans may not exceed the lesser of $30 million, or 30% of the savings association's unimpaired capital and surplus, but may be made only if: (i) the purchase price of each dwelling unit financed with the loan proceeds is not greater than $500,000; (ii) the savings association is in compliance with its capital requirements; (iii) the OTS permits, by order, the higher lending limit permitted by this provision;
(iv) loans made under this exception to all borrowers do not, in the aggregate, exceed 150% of the association's unimpaired capital; and (v) such loans comply with the applicable loan-to-value requirements.

         OTS regulations provide that investments in the commercial paper and corporate debt securities of the same issuer will be treated as loans and will be subject to the general limitation on loans to one borrower; however, the regulations also provide that, notwithstanding the general limitation, a savings association may invest up to 10% of its unimpaired capital and unimpaired surplus in one issuer's commercial paper, if rated in the highest category by at least two nationally recognized rating services. This investment authority is in addition to any loans that the savings association may make to the same issuer.

         The OTS may prescribe more stringent limits on loans to one borrower if deemed appropriate to protect the safety and soundness of the savings association. The OTS regulations also provide that a savings association's loans to
                                       26
one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted for in good faith shall not, when aggregated with all other loans to that borrower, exceed the general loans-to-one borrower limitations.

         At December 31, 1996, the Bank's limit on loans to one borrower was $4.9 million. At December 31, 1996, the Bank's largest aggregate amount of loans to one borrower was $1.9 million.

Brokered Deposits

         Under FDIC regulations, well-capitalized savings institutions that are not treated as troubled by the OTS are not subject to limitations on brokered deposits. Adequately capitalized savings institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area; or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits, respectively, of the current yield on comparable maturity U.S. treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited.

OTS Assessments

         Savings associations are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessments, paid on a semi-annual basis, is computed upon the savings association's assets including consolidated subsidiaries as reported on its most recent quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 1996 was $106,116.

Appraisal Policy Regulations

         The OTS has adopted real estate appraisal regulations to comply with Title XI of FIRREA which requires that the various federal banking regulators adopt regulations providing, at a minimum, that real estate appraisals utilized in connection with real estate related financial transactions in which a financial institution engages be performed in accordance with the appraisal standards promulgated by the Appraisal Standards Board of the Appraisal Foundation and that such appraisals be in writing. The regulations, as amended, require that an appraisal using state certified or licensed appraisers, as appropriate, be made for all real estate related financial transactions entered into on or after August 9, 1990 except those transactions in which (i) the transaction value is less than or equal to $250,000; (ii) a lien is placed on real property solely through an abundance of caution; (iii) the transaction involves a lease that is not the economic equivalent of a purchase or sale; (iv) there is a transaction resulting from a maturing extension of credit under certain circumstances; or (v) there is the sale of pools or real property interests under certain circumstances. A real estate related financial transaction means any transaction involving the sale, lease, purchase, investment in or exchange of real property, including interests in property, or the financing thereof, or the refinancing of real property or interests in property as security for a loan or investment, including mortgage backed-securities. The regulations provide that a state certified appraiser must be used for all real estate related transactions having a transaction value of $250,000 or more, except those involving appraisals of 1-to-4 family residential properties (excluding from such exception, however, complex 1-to-4 family residential property appraisals). The regulations define a "complex" appraisal as one in which the property to be appraised, market conditions or form of ownership are atypical. The regulations provide a presumption that appraisals will be non-complex unless the savings association has readily available information that a given appraisal will be complex. All other appraisals may be performed either by a state certified appraiser or a state licensed appraiser.

         The regulations require that all appraisals, among other things, (i) conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation; (ii) be based on the definition of market value set forth in the regulations; (iii) be written and contain sufficient information and analysis to support the institution's decision to engage in the transaction; and (iv) analyze and report appropriate deductions and discounts for proposed construction or renovation, partially leased buildings, non-market lease terms, and tract developments with unsold units.

Activities of Savings Associations and Their Subsidiaries

         FIRREA and FDIC regulations provide that, when a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association shall notify the FDIC and the OTS thirty days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with regulations and orders of the OTS.

         The OTS may determine that the continuation by a savings association of its ownership or control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the association, or is inconsistent with sound banking practices or with the purposes of the FDI Act. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Standards for Safety and Soundness

         The OTS, along with the other federal banking agencies, adopted safety and soundness guidelines relating to (i) internal controls and information systems, (ii) internal audit systems; (iii) loan documentation; (iv) credit underwriting; (v) interest rate exposure; (vi) asset growth; and (vii) compensation, fees and benefits for executive officers, directors, employees and principal shareholders. The operational, managerial and compensation standards set out in the safety and soundness guidelines are used by the federal banking agencies to identify and address problems at institutions before capital becomes impaired. If an insured depository institution is notified that it fails to meet any of the standards set forth in the guidelines, it will be required to submit to the appropriate federal banking agency a compliance plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable compliance plan or fails to implement the compliance plan, the appropriate federal banking agency will require the institution to correct the deficiency and until corrected may impose restrictions on the institution including any of the restrictions applicable under the prompt corrective action regulations.

         The OTS and the other federal banking agencies adopted final regulations which prescribe standards for extensions of credit (i) secured by real estate or (ii) made for the purpose of financing the construction of improvements on real estate. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Institutions also are permitted to make a limited amount of loans that do not conform to the loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

Enforcement.

         Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of OTS, the FDIC has authority to take such action under certain circumstances.

Community Reinvestment Act

         Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for
                                       28
financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

Certain Restrictions on Acquisitions

         Federal law provides that no company, "directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions," may acquire "control" of a savings association at any time without the prior approval of the OTS. Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation by the OTS as a savings and loan holding company. In addition, federal law also provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, other than a company, may acquire "control" of a savings association unless at least 60 days prior written notice has been given to the OTS and the OTS has not objected to the proposed acquisition.

         Under OTS regulations "control" involves a 25% voting stock test, control in any manner of the election of a majority of the institution's directors, or a determination by the OTS that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of an institution's voting stock, if the acquiror also is subject to any one of eight "control factors," constitutes a rebuttable determination of control under the regulations. The determination of control may be rebutted by submission to the OTS, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to such determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of an insured institution's stock after the effective date of the regulations must file with the OTS a certification that the holder is not in control of such institution, is not subject to a rebuttable determination of control and will take no action which would result in a determination or rebuttable determination of control without prior notice to or approval of the OTS, as applicable.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve require ments imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

         Savings associations have the authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require an association to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve. The Bank did not have any discount window borrowings as of December 31, 1996.

                                    TAXATION

Federal Taxation

         For federal income tax purposes the Company files its income tax returns on the basis of a calendar year. The Company uses the accrual method of accounting to report its respective income and expenses.

         The Company is subject to those rules of federal income taxation generally applicable to corporations. For tax periods ending before January 1, 1996, however, the Bank, which met certain definitional tests under the Internal Revenue Code of 1986, as amended (the "Code") primarily relating to its assets and the nature of its business was permitted to establish a reserve for bad debts and to make annual additions thereto. The Bank was generally able to deduct such additions, within specified formulae limits, in arriving at its taxable income. These rules were repealed pursuant to the Small Business Job Protection Act of 1996 (the "Act"), which was passed by the Congress of the United States on August 2, 1996, and which is effective with respect to bad debt reserves of thrift institutions for all taxable years beginning after

December 31, 1995. Specifically, the Act: (a) eliminated use of the "percentage of income method" (generally, a percentage of specially computed taxable income which is then used to compute the bad debt reserve deduction) for determining bad debt reserves, and (b) restricted use of the "experience method" (under which the bad debt reserve deduction is generally based on a formula tied to actual debt charge-offs over a period of years) to saving institutions that do not constitute "large banks" ("Large Banks") under Section 585 of the Code. For these purposes, Large Banks may generally be defined as institutions which have, in conjunction with their affiliated institutions (including members of the same federal consolidated income tax group), average total assets for a particular tax year in excess of $500,000,000. Institutions which are treated as Large Banks are now limited to use of the "specific charge-off method" of accounting for bad debt tax deductions.

         The Act also generally requires savings institutions to recapture as taxable income the amount of their "applicable excess reserves" (as defined below) ratably over the six year period beginning with their first taxable year beginning after 1995 (the "Six Year Period"). For these purposes, the applicable excess reserves of a savings institution is generally equal to the excess of (i) the balance of its bad debt reserves as of the close of its last taxable year beginning prior to January 1, 1996, over (ii) the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1988. In the case of certain institutions ("Small Banks") which do not constitute Large Banks (as defined above), the amount of applicable excess reserves is generally equal to the excess of (a) the amount described in clause
(i) of the immediately preceding sentence, over (b) the greater of (x) the amount described in clause (ii) of the immediately preceding sentence or (y) the amount of the savings institution's bad debt reserves as of the close of its last taxable year beginning prior to January 1, 1996 calculated as if such institution had consistently used the experience method.

         Based on the foregoing, savings institutions are generally not required to recapture into income their bad debt reserves attributable to pre-1988 tax periods under the Act. Savings institutions which constitute Small Banks, however, are generally required to recapture into income their reserves for post-1987 tax periods only to the extent that such banks have historically utilized the percentage of income method and not the experience method for purposes of computing their bad debt reserves. Conversely, savings institutions which constitute Large Banks are generally required to recapture into income their reserves for post-1987 tax periods, regardless of whether such banks have utilized the percentage of income method or the experience method for purposes of computing their bad debt reserves.

         The Bank has historically computed its bad debt deductions with respect to qualifying real property loans under the experience method or the percentage of taxable income method depending on the method which yielded the greatest tax benefit. The Company's bad debt reserve for tax purposes was approximately $4.2 million at December 31, 1996. For the years ended December 31, 1995 and 1994, the Bank computed its bad debt deduction with respect to qualifying real property loans under the percentage of taxable income method. The Bank has estimated that its total additional federal income tax liability over the Six Year Period due to the bad debt reserve recapture required under the Act would be approximately $343,000. Since the Bank provides tax expense for financial reporting purposes, the elimination of the percentage of taxable income method will not impact the results of operations. The Bank may, however, be able to defer the commencement of the Six Year Period for up to an additional two year period (i.e., through the close of its last taxable year beginning prior to January 1, 1998) to the extent that it satisfies certain "residential loan requirements" within such period (generally, to the extent that the principal amount of residential loans made by the Bank in each of the two tax years beginning after December 31, 1995 is not less than the average principal amount of its residential loan originations for the six most recent tax years beginning prior to January 1, 1996).

         To the extent that the Bank makes a "non-dividend distribution" (as defined below), all or a portion of such distribution may generally be considered to be attributable to income which was appropriated to the pre-1988 bad debt reserves (or supplemental loan loss reserves) and deducted for federal income tax purposes; in that event, such distribution to shareholders, including redemptions or distributions in dissolution or liquidation, may generally not be made without payment of federal income taxes at the then current income tax rate by the institution on the amount of income deemed removed from the reserves for such distribution. Under applicable Code provisions, the amount that would be deemed removed from such reserves upon such distribution to stockholders and, therefore, subject to corporate level taxation at the normal corporate tax rate, would be the amount which, after a reduction for taxes on such amount, is equal to the amount actually distributed to shareholders. Assuming a 35% tax rate, the amount deemed removed would be the lesser of (1) approximately 154% of the amount actually distributed or (2) the total amount of the reserves.

         For federal income tax purposes, a distribution made by a corporation is taxed as a dividend to the extent that the distribution is paid out of the corporation's current or accumulated earnings and profits. To the extent that the amount of such distribution exceeds current or accumulated earnings and profits ("non-dividend distributions"), such excess is deemed for federal income tax purposes to be, as to any shareholder, first a non-taxable return of capital reducing such shareholder's tax basis in his stock by an amount equal to the distribution received and, to the extent such non-dividend distributions exceed the shareholder's tax basis, such distributions are treated as taxable income that constitutes capital gains if the stock is held by the shareholder as a capital asset.

         The maximum rate of regular corporate federal income tax applicable to the Company is currently 34% (or 35% for taxable income in excess of $10 million). In addition to their regular federal income tax liability, corporations are also subject to an alternative minimum tax similar to the alternative minimum tax applicable to individuals. The corporate alternative minimum tax rate is 20%. Corporations are subject to this alternative minimum tax to the extent it exceeds their regular tax liability. The tax is applied to "alternative minimum taxable income" which includes interest on certain tax-exempt bonds and 75% of "adjusted current earnings" over alternative minimum taxable income (computed without this item). The first $40,000 of alternative minimum taxable income is exempt from the tax. Such exemption amount, however, is reduced (but not below zero) by 25% of the amount by which a corporation's alternative minimum taxable income exceeds $150,000.

         Generally, when a corporation is subject to the alternative minimum tax, it may carry forward (but not back) the amount of this tax indefinitely as a credit against future liability for the regular income tax, but not the alternative minimum tax. The alternative minimum tax credit is not allowable for any minimum tax attributable to tax preference items which constitute permanent exclusions of income (for example, tax-exempt interest) rather than deferral of income.

State Taxation

         The Company is subject to taxes which generally apply to New Jersey domestic taxable corporations. Such corporations are generally subject to tax at an amount equal to the greater of $200 or 9% of net income allocated to New Jersey.

         The Bank is taxed under the New Jersey Savings Institution Tax Act. This Act exempts the Bank from all other New Jersey Corporate Franchise Taxes, and from all local taxation of, upon or measured by tangible personal property imposed by political subdivisions. The Savings Institution Tax is an excise tax upon the privilege of doing business in the State of New Jersey at the rate of 3% per annum on net income. The Bank is also subject to a franchise tax in the State of Delaware with regard to its branch operations in that State. This Delaware franchise tax is asserted against the taxable income of Delaware branches of federally chartered savings banks (such as the Bank) which are headquartered in another State, and is computed based on tax rates which vary from 8.7% (for taxable income of $20 million or less) to 1.7% (for taxable income over $650 million).

Item 2.           Properties.

         The Company owns seven retail banking offices, its Administrative office and its lending operations office. Three retail banking offices and the accounting department office are leased. The leases expire by the year 2002. Lease payments were $106,433 in 1996 and $104,049 in 1995. The Company's net investment in branch offices, premises, equipment and leaseholds was $3.0 million at December 31, 1996.

Item 3.           Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. In management's opinion, the resolution of all pending litigation will not have a material adverse affect on the Company's financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "FSPG." The following table sets forth the high and low closing sales price for the Common Stock for each quarter in the two year period ended December 31, 1996 as adjusted to reflect stock splits. The table also reflects the cash dividends paid with respect to each quarter as adjusted for stock splits.


For the Quarter Ended              High          Low       Dividends
---------------------              ----          ---       ---------
March 31, 1995                    $10.88        $10.13       $.09
June 30, 1995                      11.06         10.31        .09
September 30, 1995                 12.94         10.50        .09
December 31, 1995                  14.25         12.75        .09
March 31, 1996                     14.06         13.13        .09
June 30, 1996                      14.06         13.31        .09
September 30, 1996                 14.06         13.31        .09
December 31, 1996                  14.63         13.50        .10

         It is the current policy of the Company to pay a regular quarterly cash dividend of $0.10 per share. Dividends, if and when paid, will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions discussed below.

         Funds for the payment of cash dividends by the Company on its Common Stock are obtained solely from dividends paid to the Company by the Bank. Accordingly, restrictions on the Bank's ability to pay cash dividends directly affect the payment of cash dividends by the Company. OTS regulations limit the Bank's ability to pay cash dividends on its capital stock. Under these regulations, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of the Common Stock if the effect thereof would be to cause the Bank's regulatory capital to be reduced below the Bank's regulatory capital requirements or the amount of the Bank's liquidation account. At December 31, 1996, the Bank's regulatory capital exceeded its regulatory capital requirements by approximately $17.2 million. For a discussion of OTS regulations affecting the Bank's ability to declare and pay dividends see the discussion in Item 1 under the caption "Regulation - First Home Savings Bank, FSB - Limitations on Dividends and Other Capital Distributions."

Item 6. Selected Financial Data.

         The information set forth on page 3 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information contained under the caption "Management's Discussion and Analysis" beginning on page 5 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data.

         The consolidated financial statements, the notes thereto, and the opinion of independent certified public accountants thereon, appearing on pages 14 through 43 of the Company's Annual Report to Stockholders are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement dated March 28, 1997.

Item 11. Executive Compensation.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement dated March 28, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item incorporated by reference to the Company's definitive proxy statement dated March 28, 1997.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement dated March 28, 1997.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)     The following documents are filed as part of this report:

        1) The following consolidated financial statements of the Company and the opinion of independent certified public accountants thereof:

                Consolidated Statements of Financial Condition at December 31, 1996 and 1995

                Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.

                Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.

                Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994.

                Notes to Consolidated Financial Statements.

                Report of Independent Public Accountants.

        2) Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and Office of Thrift Supervision are not required under the related instructions or are inapplicable and therefore have been omitted.

        3)      The following exhibits:

Exhibit #
---------

3.1     Certificate of Incorporation.

3.2     Bylaws.

10.1(1) Employee Stock Compensation Program.

10.2(1) 1996 Employee Stock Option Plan.

10.3(1) 1994 Stock Option Plan for Non-Employee Directors.

10.4(1) Employment Agreement between First Home Savings Bank, F.S.B. and Stephen
        D. Miller, as amended.

10.5(1) Employment Agreement between First Home Savings Bank, F.S.B. and
        Robert A. DiValerio, as amended.

10.6(1) Employment Agreement between First Home Savings Bank, F.S.B. and Duff P.
        O'Connor, as amended.

10.7(1) Employment Agreement between First Home Savings Bank, F.S.B. and Stephen
        R. Selverian, as amended.

13      1996 Annual Report to Shareholders.

21      Subsidiaries of the Company.

27      Financial Data Schedule.


----------
(1)     Executive Compensation Plans and Arrangements.

         (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST HOME BANCORP, INC.

DATE:  March 28, 1997                           By:/s/Stephen D. Miller
                                                   ---------------------------
                                                Stephen D. Miller, President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Title                                       Date
----                                        -----                                       ----
/s/Stephen D. Miller                         President and Chairman                     March 28, 1997
----------------------------------           Of the Board
Stephen D. Miller

/s/Robert A. DiValerio                       Senior Executive Vice President            March 28, 1997
---------------------------------            (Principal Financial Officer and
Robert A. DiValerio                          Principal Accounting Officer)


---------------------------------            Director                                   March    , 1997
Willard F. Cheeseman

/s/Adam J. Gagliardi, Jr.                    Director                                   March 28, 1997
---------------------------------
Adam J. Gagliardi, Jr.

/s/ Eugene J. Martell                        Director                                   March 28, 1997
----------------------------------
Eugene J. Martell

/s/Frederick M. Palfrey                      Director                                   March 28, 1997
----------------------------------
Frederick M. Palfrey

/s/W. Kenneth Porch                          Director                                   March 28, 1997
----------------------------------
W. Kenneth Porch

/s/Stephen R. Selverian                      Executive Vice                             March 28, 1997
---------------------------------            President and Director
Stephen R. Selverian

/s/ Rodger D. Shay                           Director                                   March 28, 1997
---------------------------------
Rodger D. Shay


                                  EXHIBIT INDEX
Exhibit #                                                                   Page
---------                                                                   ----

 3.1              Certificate of Incorporation.

 3.2              Bylaws.

10.1(1)           Employee Stock Compensation Program.

10.2(1)           1996 Employee Stock Option Plan.

10.3(1)           1994 Stock Option Plan for Non-Employee Directors.

10.4(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                  and Stephen D. Miller, as amended.

10.5(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                  and Robert A. DiValerio, as amended.

10.6(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                  and Duff P. O'Connor, as amended.

10.7(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                  and Stephen R. Selverian, as amended.

13                1996 Annual Report to Shareholders.

21                Subsidiaries of the Company.

27                Financial Data Schedule.

----------

(1)      Executive Compensation Plans and Arrangements.