Form 10-K/A
period 1996-12-31
FIRST HOME BANCORP INC \NJ\
filed 1997-04-22
CIK 1009195

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

        3)      The following exhibits:

Exhibit #
---------

*3.1     Certificate of Incorporation.

*3.2     Bylaws.

*10.1(1) Employee Stock Compensation Program.

*10.2(1) 1996 Employee Stock Option Plan.

*10.3(1) 1994 Stock Option Plan for Non-Employee Directors.

*10.4(1) Employment Agreement between First Home Savings Bank, F.S.B. and
         Stephen D. Miller, as amended.

*10.5(1) Employment Agreement between First Home Savings Bank, F.S.B. and
        Robert A. DiValerio, as amended.

*10.6(1) Employment Agreement between First Home Savings Bank, F.S.B. and Duff
         P. O'Connor, as amended.

*10.7(1) Employment Agreement between First Home Savings Bank, F.S.B. and
         Stephen R. Selverian, as amended.

*13      1996 Annual Report to Shareholders.

*21      Subsidiaries of the Company.

 23      Consent of Arthur Andersen LLP

*27      Financial Data Schedule.


----------
  * Previously Filed
(1) Executive Compensation Plans and Arrangements.

         (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 12b-15 of the rules and regulations promulgated under the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registrant's Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST HOME BANCORP, INC.

DATE:  April 22, 1997                           By:/s/Stephen D. Miller
                                                   ---------------------------
                                                Stephen D. Miller, President

                                  EXHIBIT INDEX
Exhibit #                                                                   Page
---------                                                                   ----

* 3.1              Certificate of Incorporation.

* 3.2              Bylaws.

*10.1(1)           Employee Stock Compensation Program.

*10.2(1)           1996 Employee Stock Option Plan.

*10.3(1)           1994 Stock Option Plan for Non-Employee Directors.

*10.4(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                   and Stephen D. Miller, as amended.

*10.5(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                   and Robert A. DiValerio, as amended.

*10.6(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                   and Duff P. O'Connor, as amended.

*10.7(1)           Employment Agreement between First Home Savings Bank, F.S.B.
                   and Stephen R. Selverian, as amended.

*13                1996 Annual Report to Shareholders.

*21                Subsidiaries of the Company.

 23                Consent of Arthur Andersen LLP

*27                Financial Data Schedule.

----------
  * Previously filed
(1) Executive Compensation Plans and Arrangements.