Form 10-Q
period 1997-03-31
FIRST HOME BANCORP INC \NJ\
filed 1997-05-13
CIK 1009195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 1997
                                         ---------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                          to
                                         ---------------------------------------

                         Commission File Number: 0-28700

                             FIRST HOME BANCORP INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                              22-3423990
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                125 South Broadway, Pennsville, New Jersey 08070
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 678-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, No par value, 2,708,426 shares as of May 13, 1997.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I     Financial Information:

Item 1:        Financial Statements:

               Consolidated Statements of Financial Condition -
               March 31, 1997 and December 31, 1996 (unaudited)              1

               Consolidated Statements of Income -
               Three Months Ended March 31, 1997
               and 1996 (unaudited)                                          2

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1997
               and 1996 (unaudited)                                          3

               Notes to Consolidated Financial Statements
               (unaudited)                                                   4

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9

Part II.   Other Information:

               Other Information                                            15

Part I
Item 1.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31,       December 31,
                                                                              1997              1996
                                                                              ----              ----
                                                                                   (Unaudited)
                                                                                  (in thousands)
ASSETS
Cash and amounts due from depository institutions                           $  4,477        $  5,133
Interest-earning deposits and short-term funds                                   870           1,302
Investment securities held-to-maturity (market value - $2,321
    at March 31, 1997 and December 31, 1996)                                  2,321           2,321
Investment securities held for trading at market value                           334              60
Investment securities available-for-sale at market value                      23,592          24,975
Mortgage-backed securities (market value - 1997, $107,404;
    1996, $98,418)                                                           106,966          97,391
Mortgage-backed securities available-for-sale at market value                 89,459          91,216
Loans receivable - net                                                       263,014         258,234
Loans held for sale at market value                                              334             676
Accrued interest receivable                                                    3,075           3,013
Real estate owned and other repossessed assets                                   717             948
Federal Home Loan Bank stock-at cost                                           7,376           7,376
Office properties and equipment                                                2,960           2,999
Deposit premium                                                                  602             631
Net deferred income taxes                                                      1,339           1,347
Prepaid expenses and other assets                                                807             777
                                                                            --------        --------
TOTAL ASSETS                                                                $508,243        $498,399
                                                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                $295,237        $290,298
    Borrowings from the Federal Home Loan Bank                               131,484         136,622
    Other borrowed funds                                                      45,208          36,526
    Advances by borrowers for taxes and insurance                                516             445
    Accrued interest payable on advances                                         656             588
    Excess of fair value over cost                                                 4              66
    Accounts payable and accrued expenses                                      1,656           1,209
                                                                            --------        --------
Total liabilities                                                            474,761         465,754
                                                                            --------        --------
Commitments  and Contingencies (Note 13)
Shareholders' equity:
    Preferred stock - No par value; 1,000,000 shares authorized;
       none issued                                                               ---             ---
    Common stock - No par value; 10,000,000 shares authorized;
       2,708,426 shares issued and outstanding at March 31, 1997 and
       December 31, 1996                                                         ---             ---
    Paid-in capital in excess of par                                           8,923           8,923
    Retained earnings - partially restricted                                  25,619          24,592
Unrealized loss on securities available-for-sale                              (1,060)           (870)
                                                                            --------        --------
Total shareholders' equity                                                    33,482          32,645
                                                                            --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $508,243        $498,399
                                                                            ========        ========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                       March 31,      March 31,
                                                         1997           1996
                                                         ----           ----
                                                             (Unaudited)
                                                            (in thousands)
INTEREST INCOME:
Interest and fees on loans                               $5,474        $5,379
Interest on mortgage-backed securities                    3,393         2,864
Other interest income and dividends                         574           590
                                                         ------        ------
Total interest income                                     9,441         8,833
                                                         ------        ------
INTEREST EXPENSE:
Interest on deposits                                      3,240         2,960
Interest on borrowed money                                2,373         2,141
                                                         ------        ------
Total interest expense                                    5,613         5,101
                                                         ------        ------
NET INTEREST INCOME                                       3,828         3,732
PROVISION FOR CREDIT LOSSES                                 100           100
                                                         ------        ------
NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT  LOSSES                                        3,728         3,632
                                                         ------        ------
OTHER INCOME:
Loan servicing fees                                          49            56
Service charges and other fees                              157           139
Profit (loss) relating to:
    Loans held for sale                                       3           (23)
    Investment securities held for trading                   54            36
Accretion of excess of fair value over cost                  62            62
Other income                                                 32            32
                                                         ------        ------
Total other income                                          357           302
                                                         ------        ------
OPERATING EXPENSES:
General and administrative expense:
    Salaries and employee benefits                        1,042         1,037
    Occupancy and equipment                                 314           311
    Federal insurance premium                                42           134
    Other expenses                                          677           549
                                                         ------        ------
Total general and administrative expenses                 2,075         2,031
Amortization of deposit premium                              28            64
Real estate operations, net                                  22            15
                                                         ------        ------
Total operating expenses                                  2,125         2,110
                                                         ------        ------
INCOME BEFORE INCOME TAXES                                1,960         1,824
INCOME TAX EXPENSE                                          662           659
                                                         ------        ------
NET INCOME                                               $1,298        $1,165
                                                         ======        ======
Earnings per share                                       $  .48        $  .43
                                                         ======        ======
Dividends per share                                      $  .10        $  .09
                                                         ======        ======
Weighted average number of shares outstanding         2,708,426     2,706,679
                                                      =========     =========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                               Three Months Ended
                                                                             March 31,      March 31,
                                                                               1997           1996
                                                                               ----           ----
                                                                                    (Unaudited)
                                                                                  (in thousands)
OPERATING ACTIVITIES:
    Net Income                                                               $ 1,298         $ 1,165
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for losses                                                         100             100
    Depreciation                                                                  92              79
    Accretion of excess fair value over cost                                     (62)            (62)
    Amortization of fair market premiums                                         ---              26
    Amortization of deposit premium                                               28              64
    Investment security gains                                                    (54)            (36)
    Purchase of investment securities held for trading                        (2,982)         (2,340)
    Proceeds from sale of investment securities held for trading               2,763           1,864
    Loans originated for sale                                                 (1,488)         (2,040)
    Proceeds from loans sold                                                   1,833             953
    Net (gain) loss on sale of loans                                              (3)             23
    Increase in accrued interest receivable                                      (62)             (7)
    Increase (decrease) in accrued interest payable                               68             (30)
    Decrease in net deferred tax asset                                           115             178
    Net other                                                                    417            (396)
                                                                             -------         -------
Net cash (used in) provided by operating activities                            2,063            (459)
                                                                             -------         -------
INVESTMENT ACTIVITIES:
    Proceeds from maturities of investment securities                          1,719           4,500
    Purchase of investment securities                                           (499)         (2,554)
    Purchase of mortgage-backed securities                                   (11,326)        (18,309)
    Repayments on mortgage-backed securities                                   3,375           1,917
    Purchase sale of FHLB stock                                                  ---            (248)
    Purchase of property and equipment                                           (53)           (174)
    Decrease (increase) in real estate owned                                     231            (152)
    Principal collected on longer term loans                                  11,326          13,145
    Loans originated or acquired                                             (16,206)        (11,876)
                                                                             -------         -------
Net cash used by investing activities                                        (11,433)        (13,751)
                                                                             -------         -------
FINANCING ACTIVITIES:
    Net increase (decrease) in:
       Demand deposits, NOW accounts, and savings accounts                     5,471            (996)
       Certificates of deposit                                                  (532)          7,489
    Proceeds from short-term borrowings                                        8,682           1,541
    Proceeds from FHLB borrowings                                              2,000           7,700
    Cash dividends and cash in lieu of fractional shares                        (272)           (244)
    Repayment of FHLB borrowings                                              (7,138)         (3,000)
    Decrease in advance from borrowers for taxes and insurance                    71              89
                                                                             -------         -------
Net cash provided by financing activities                                      8,282          12,579
                                                                             -------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,088)         (1,631)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               6,435           8,657
                                                                             -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 5,347         $ 7,026
                                                                             =======         =======

See notes to consolidated financial statements

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   BASIS OF PRESENTATION

     First Home Bancorp Inc. (the Company) is a New Jersey corporation which is the holding company for First Home Savings Bank, F.S.B. (the Bank). The Company was organized for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the holding company form of ownership. Each outstanding share of common stock of the Bank was converted into one share of common stock of the Company. The reorganization was consummated on May 31, 1996.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months then ended. The accompanying financial statements do not include information or footnotes necessary for a complete presentation of financial condition, statements of income and cash flows in conformity with generally accepted accounting principles. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. The statements of income for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire year.

     On July 1, 1992, the Bank acquired Fidelity Mutual Savings and Loan Association in a supervisory conversion merger transaction. No consideration was paid in connection with the transaction. The Bank acquired assets with a fair value of approximately $79,900,000 and assumed liabilities of approximately $79,400,000. The acquisition was accounted for as a purchase with excess fair value over cost being accreted into income over a period of five years.

2.   INVESTMENT SECURITIES HELD-TO-MATURITY

     Investment securities held-to-maturity at March 31, 1997 and December 31, 1996 consisted of tax exempt obligations due in less than one year.

3.   INVESTMENT SECURITIES HELD FOR TRADING

     Investment securities held for trading at March 31, 1997 consisted of an investment in common stock and a mutual fund. Investment securities held for trading at December 31, 1996 consisted of an investment in a mutual fund.

     The Company buys and sells debt and equity securities that are classified as trading securities. At each reporting period, the Company adjusts the value of these securities to market value.

4.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     Investment securities available-for-sale at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                                            March 31, 1997
                                                                                            --------------
                                                                       Gross          Gross      Estimated
                                                   Amortized      Unrealized     Unrealized         Market
                                                        Cost           Gains         Losses          Value
                                                        ----           -----         ------          -----
                                                                                             (in thousands)
     U.S. Government Agencies
       Due after one year through five years         $17,476            $  4          $(112)       $17,368
     Corporate Notes
       Due in one year or less                         1,984              14            ---          1,998
       Due after one year through five years             994               9            ---          1,003
       Due after five years through ten years            637             ---            ---            637
     Preferred stock                                   2,548              38            ---          2,586
                                                     -------            ----          -----        -------
     Total                                           $23,639            $ 65          $(112)       $23,592
                                                     =======            ====          =====        =======

                                                                                         December 31, 1996
                                                                                         -----------------
                                                                       Gross          Gross      Estimated
                                                   Amortized      Unrealized     Unrealized         Market
                                                        Cost           Gains         Losses          Value
                                                        ----           -----         ------          -----
                                                                                             (in thousands)
     U.S. Government Agencies
       Due in one year through five years            $17,976            $ 73           $(17)       $18,032
     Corporate Notes
       Due in one year or less                           725               2            ---            727
       Due after one year through five years           2,972              37            ---          3,009
       Due after five years through ten years            639              11            ---            650
     Preferred stock                                   2,548               9            ---          2,557
                                                     -------            ----           ----        -------
     Total                                           $24,860            $132           $(17)       $24,975
                                                     =======            ====           ====        =======

5.   MORTGAGE-BACKED SECURITIES

     A summary of mortgage-backed securities at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                                            March 31, 1997
                                                                                            --------------
                                                                       Gross          Gross      Estimated
                                                   Amortized      Unrealized     Unrealized         Market
                                                        Cost           Gains         Losses          Value
                                                        ----           -----         ------          -----
                                                                                             (in thousands)
     Mortgage-backed Securities
       Available-for-sale
     FNMA pass-through certificates                 $  1,830            $ 26        $   (10)      $  1,846
     FHLMC pass-through certificates                   3,791             206            ---          3,997
     GNMA pass-through certificates                    5,862             352            ---          6,214
     Real estate mortgage investment
       conduit obligations                            79,584             156         (2,338)        77,402
                                                    --------            ----        -------        -------
     Total mortgage-backed securities
       available-for-sale                           $ 91,067            $740        $(2,348)      $ 89,459
                                                    ========            ====        =======        =======
     Mortgage-Backed Securities
       Held to Maturity
     Non-agency pass through certificates           $  5,985            $ 43        $   (14)      $  6,014
     FNMA pass-through certificates                    7,136             ---            ---          7,136
     FHLMC pass-through certificates                   4,190             ---             (2)         4,188
     Real estate mortgage investment
       conduit obligations                            89,655             857           (446)        90,066
                                                    --------            ----        -------       --------
     Total mortgage-backed securities
       held to maturity                             $106,966            $900        $  (462)      $107,404
                                                    ========            ====        =======       ========

                                        5

                                                                                          December 31,1996
                                                                                          ----------------
                                                       Gross           Gross          Gross      Estimated
                                                   Amortized      Unrealized     Unrealized         Market
                                                        Cost           Gains         Losses          Value
                                                        ----           -----         ------          -----
                                                                                             (in thousands)
     Mortgage-backed Securities
       Available-for-sale
     FNMA pass-through certificates                  $ 1,863          $   34        $    (2)       $ 1,895
     FHLMC pass-through certificates                   4,342             237            ---          4,579
     GNMA pass-through certificates                    6,070             390            ---          6,460
     Real estate mortgage investment
       conduit obligations                            80,416             277         (2,411)        78,282
                                                     -------          ------        -------        -------
     Total mortgage-backed securities
       available-for-sale                            $92,691            $938        $(2,413)       $91,216
                                                     =======          ======        =======        =======
     Mortgage-Backed Securities
       Held to Maturity
     Non-agency pass through certificates            $ 6,143          $   48        $    (7)       $ 6,184
     Real estate mortgage investment
       conduit obligations                            91,248           1,203           (217)        92,234
                                                     -------          ------        -------        -------
     Total mortgage-backed securities
       held to maturity                              $97,391          $1,251        $  (224)       $98,418
                                                     =======          ======        =======        =======

     Mortgage-backed securities with amortized costs of $75,276,000 and $66,690,000 and market values of approximately $74,734,000 and $66,990,000 were pledged as collateral for securities sold under agreements to repurchase at March 31, 1997 and December 31, 1996, respectively.

6.   LOANS RECEIVABLE

     Loans receivable at March 31, 1997 and December 31, 1996 consisted of the following:

                                                              March 31,     December 31,
                                                                1997           1996
                                                                ----           ----
                                                                          (in thousands)
     Residential mortgages on existing property                $207,277         $203,574
     Residential construction mortgages                           2,949            3,824
     Commercial real estate loans                                18,523           17,214
     Commercial business loans                                    2,065            1,948
     Consumer loans:
       Home equity loans                                         20,458           19,479
       Mobile home loans                                          6,338            6,606
       Equity lines of credit                                     4,026            3,993
       Automobile loans                                           4,715            4,631
       Other loans                                                3,488            3,747
                                                               --------         --------
     Total                                                      269,839          265,016
     Undisbursed portion of loans in process                     (1,163)          (1,222)
     Net deferred loan fees, discounts and premiums              (1,905)          (1,800)
     Allowance for possible credit losses                        (3,757)          (3,760)
                                                               --------         --------
     Total                                                     $263,014         $258,234
                                                               ========         ========

     The total amount of loans serviced for the benefit of others was approximately $65,600,000 and $64,900,000 at March 31, 1997 and
     December 31, 1996, respectively.

Following is a summary of changes in allowance for possible credit losses:

                                                 March 31,     December 31,
                                                      1997             1996
                                                      ----             ----
                                                              (in thousands)
     Balance, beginning of period                   $3,761          $3,562
     Provision for credit losses                       100             400
     Charge-offs                                      (133)           (358)
     Recoveries                                         29             156
                                                    ------          ------
     Total                                          $3,757          $3,760
                                                    ======          ======

7.   LOANS HELD FOR SALE

     Loans held for sale at March 31,1997 and December 31, 1996 amounted to $334,000 and $676,000, respectively. Loans held for sale consist of 30 year fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

8.   REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

     Real estate owned and other repossessed assets at March 31, 1997 and December 31, 1996 consisted of the following:

                                                 March 31,     December 31,
                                                      1997             1996
                                                      ----             ----
                                                              (in thousands)
     Real estate owned                                $710             $941
     Other repossessed assets                            7                7
                                                      ----             ----
     Total                                            $717             $948
                                                      ====             ====

9.   OFFICE PROPERTIES AND EQUIPMENT


     Office properties and equipment at March 31, 1997 and December 31, 1996 are summarized by major classifications as follows:

                                                 March 31,     December 31,
                                                      1997             1996
                                                      ----             ----
                                                              (in thousands)
     Land, buildings and improvements               $3,695           $3,689
     Furniture and equipment                         1,487            1,437
                                                    ------           ------
     Total                                           5,182            5,126
     Less accumulated depreciation                  (2,222)          (2,127)
                                                    ------           ------
     Total                                          $2,960           $2,999
                                                    ======           ======

10.  DEPOSITS

     Deposits at March 31, 1997 and December 31, 1996 consisted of the following:

                                                 March 31,     December 31,
                                                      1997             1996
                                                      ----             ----
                                                        (in thousands)
     NOW accounts                                 $ 26,497         $ 26,477
     Non-interest bearing accounts                   6,606            7,594
     Money market and other accounts                57,873           51,408
     Savings and club accounts                      34,515           34,541
     Time deposits                                 169,330          169,899
                                                  --------         --------
     Total                                         294,821          289,919
     Accrued interest payable                          416              379
                                                  --------         --------
     Total                                        $295,237         $290,298
                                                  ========         ========

     The Bank has pledged mortgage loans and mortgage-backed securities aggregating approximately $1,282,000 for public fund deposits as required by the New Jersey Department of Banking's Govern mental Unit Deposit Protection Act.

11.  BORROWINGS FROM FEDERAL HOME LOAN BANK

     Federal Home Loan Bank borrowings due at various dates through 2002 with interest rates from 5.08% to 7.52% at March 31, 1997 totaled $131,484,000 and from 5.08% to 7.52% at December 31, 1996 totaled $136,622,000. The borrowings from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans.

     Borrowings from the Federal Home Loan Bank at March 31, 1997 and December 31, 1996 also include securities sold under agreements to repurchase of $27,109,000 and $27,297,000, respectively. These agreements are due within 30 days and have interest rates of 5.62% and 5.61%, respectively. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities with amortized costs of $28,852,000 and $28,935,000 and market values of approximately $28,654,000 and $28,816,000 at March 31, 1997 and December 31, 1996, respectively.

12.  OTHER BORROWED FUNDS

     Other borrowed funds at March 31, 1997 and December 31, 1996 consisted of securities sold under agreements to repurchase. At March 31, 1997, $25,208,000 of these agreements are due within 30 days and $20,000,000 is due November 1998 and have a weighted interest rate of 5.78% and 5.73%, respectively. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. Securities sold under agreement to repurchase were collaterized by mortgage-backed securities and U.S. Government Agencies with amortized costs of $46,425,000 and $37,755,000 and market values of approximately $46,080,000 and $38,174,000 at March 31, 1997 and December 31, 1996, respectively. The securities underlying the agreements were delivered to, and are held by, the dealers who arranged the transactions.

13.  COMMITMENTS AND CONTINGENCIES

     Commitments at March 31, 1997 and December 31, 1996 consisted of the following:

                                                 March 31,     December 31,
                                                      1997             1996
                                                      ----             ----
                                                              (in thousands)
     Fixed rate mortgage loans
       (current market rates)                      $ 2,980          $ 2,310
     Adjustable rate mortgage loans                    987            1,107
     Purchase of fixed rate mortgage loans             ---            7,189
     Unused lines of credit                          5,936            5,421
     Letters of credit                                 567              574
     Consumer loans                                    699              564
     Loans in process                                1,163            1,222
                                                   -------          -------
     Total                                         $12,332          $18,387
                                                   =======          =======

     At March 31, 1997 all commitments are expected to be funded within one year.

                             FIRST HOME BANCORP INC.
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         First Home Bancorp Inc. (the Company) is the sole stockholder of First Home Savings Bank, F.S.B. (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represented substantially all of the Company's consolidated assets and liabilities at March 31, 1997. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate primarily located in New Jersey and Delaware. The Bank provides consumer banking services through eight retail banking offices in New Jersey and two retail banking offices in Delaware. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies.

Net Income

        The Company earned $1,298,000 or $.48 per share for the three month period ended March 31, 1997 compared to $1,165,000 or $.43 per share for the three month period ended March 31, 1996. Net income increased $133,000 or 11.4% for the three months ended March 31, 1997 as compared to the same period in 1996.

Net Interest Income

        Net interest income for the three month period ended March 31, 1997 totaled $3,828,000 compared to $3,732,000 for the three month period ended March 31, 1996, a $96,000 or 2.6% increase. The increase in net interest income for the three months ended March 31, 1997 was attributable to growth in net interest-earning assets of $1,054,000 and was offset by a decline in net interest margin. Average interest-earning assets increased by $45,142,000 for the three month period ended March 31, 1997 as compared to the prior year. Average interest-bearing liabilities increased by $44,088,000 for the three month period ended March 31, 1997 as compared to the prior year. The increase in interest-earning assets was primarily attributable to the purchase of mortgaged-backed securities which increased by $35,085,000 from the prior year. The increase in interest-bearing liabilities was attributable to increases in deposits of $24,232,000 and borrowings of $19,856,000 from the prior year. The increase in net interest income resulting from the increase in net interest-earning assets was offset by a decline in interest rate spread of .21% to 2.93% in March 1997 from 3.14% in March 1996.

        The following table sets forth information for the three month periods ended March 31, 1997 and March 31, 1996 regarding the Company's (1) average balance of interest-earning assets and the resultant interest income and average yields; (2) average balance of interest-bearing liabilities and the resultant interest expense and average costs; (3) net interest income; (4) interest rate spread; (5) and net yield earned on weighted average interest-earning assets. Averages are calculated on a month-end basis for each of the periods indicated. The table is not presented on a tax equivalent basis because the Company's investment in tax-free obligations is insignificant.

                                                                    Three Months Ended
                                                   March 31, 1997                  March 31, 1996
                                             ---------------------------    ----------------------------
                                                                                  (dollars in thousands)
                                                                Average                         Average
                                             Average              Yield/    Average               Yield/
                                             Balance  Interest     Rate     Balance   Interest     Rate
                                             -------  --------  -------     -------   --------  --------
Interest-earning assets:
 Loans                                      $263,843    $5,474     8.30%   $254,332   $5,379       8.46%
 Mortgage-backed securities                  190,702     3,393     7.12     155,617    2,864       7.36
 Other (1)                                    34,216       574     6.71      33,670      590       7.00
                                            --------    ------    -----    --------   ------       ----
Total interest-earning assets                488,761     9,441     7.73     443,619    8,833       7.96
                                            --------    ------    -----    --------   ------       ----
Non-interest earning assets                   14,679                         13,118
                                            --------                       --------
 Total assets                               $503,440                       $456,737
                                            ========                       ========
Interest bearing liabilities:
 Deposits                                   $295,958     3,240     4.38    $271,726    2,960       4.36
 Borrowings                                  171,656     2,373     5.53     151,800    2,141       5.64
                                            --------    ------    -----    --------   ------       ----
Total interest-bearing liabilities           467,614     5,613     4.80     423,526    5,101       4.82
                                            --------    -----     -----     -------   ------       ----
Non-interest-bearing liabilities               2,476                          2,673
                                            --------                        -------
Total liabilities                            470,090                        426,199
                                            --------                        -------
Shareholders' equity                          33,350                         30,538
                                            --------                        -------
Total liabilities and
 shareholders' equity                       $503,440                       $456,737
                                            ========                       ========
Net interest income                                     $3,828                        $3,732
                                                        ======                        ======
Interest rate spread                                               2.93%                           3.14%
                                                                  =====                            ====
Net yield on weighted average
 interest-earning assets                                           3.13%                           3.37%
                                                                  =====                            ====

(1) Consists of interest-earning deposits, short-term funds, investment securities, and Federal Home Loan Bank stock.

Provision for Credit Losses

        The provision for credit losses were $100,000 for the three month periods ended March 31, 1997 and 1996. As of March 31, 1997, the allowance for credit losses totaled $3,757,000 or 1.41% of total loans including loans held for sale compared to $3,608,000 or 1.40% of total loans at March 31, 1996.

Other Income

        Other income increased by $55,000 for the three months ended March 31, 1997 from the comparable period of 1996. The increase for the three months ended March 31, 1997 was attributable to the increase in net profits relating to the sale of investment securities held for trading and loans held for sale to $57,000 for the three months ended March 31, 1997 from $13,000 during the comparable period in the prior year. In addition, service charges and other fees increased $18,000 during the three months ended March 31, 1997 compared to the comparable period in the prior year.

Operating Expenses

General and Administrative Expense - General and administrative expenses increased $44,000 or 2.2% for the three months ended March 31, 1997 from the comparable period of 1996. The increase in general and administrative expenses for the three months ended March 31, 1997 was attributable to increases of $135,000 attributable to costs associated with the operation, expansion, and administration of customer services and additional costs of operating the holding company. These increases were offset by a decrease of $92,000 in the federal insurance premium for the three month period ended March 31, 1997 to $42,000 from $134,000 for the three month period ended March 31, 1996.

Amortization of Deposit Premium - In January 1995, the Bank acquired two branch offices with deposits of approximately $15,900,000. The premium paid for these deposits is amortized over a period not exceeding the estimated average remaining life of the customer base acquired. During the three month periods ended March 31, 1997 and March 31, 1996 amortization was $28,000 and $64,000, respectively.

Income Tax Expense

        Income tax expense increased $3,000 for the three months ended March 31, 1997 as compared to the same period in 1996. Although pre-tax income increased $136,000 or 7.5% from the comparable period of 1996, tax expense did not increase by a comparable amount because a valuation allowance on deferred tax assets was provided during the period ended March 31, 1996 while there was no valuation allowance provided during the period ended March 31, 1997.

Financial Condition

        Total assets increased to $508,243,000 on March 31, 1997 from $498,399,000 as of December 31, 1996, an increase of 7.9% on an annualized basis. This increase was mainly attributable to an increase in mortgage-backed securities. From December 31, 1996 to March 31, 1997 mortgage-backed securities increased by $7,818,000.

        Total liabilities increased to $474,761,000 on March 31, 1997 from $465,754,000 as of December 31, 1996, an increase of 7.7% on an annualized basis. Deposits increased to $295,237,000 on March 31, 1997 from $290,298,000 on December 31, 1996. This increase was primarily due to an increase in money market and other accounts. From December 31, 1996 to March 31, 1997, money market and other accounts increased by $6,465,000. This increase was primarily used to fund the increase in mortgage-backed securities.

        Shareholders' equity increased to $33,482,000 on March 31, 1997 from $32,645,000 as of December 31, 1996. This increase was primarily the result of net income of $1,298,000 for the three months ended March 31, 1997, less cash dividends and cash in lieu of fractional shares of $272,000 declared during the period. In addition, investments classified as available-for-sale in accordance with the Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" are required to be marked to market on an after-tax basis and unrealized gains or losses are reflected as an adjustment to shareholders' equity. The Company had unrealized losses of $1,060,000 on March 31, 1997 and unrealized losses of $870,000 on December 31, 1996 or a net increase in unrealized losses of $190,000.

Asset Quality

        The Company's non-performing assets consist of non-accrual loans, real estate owned and repossessed assets. The following table sets forth information regarding non-performing assets.

                                                       March 31,   December 31,
                                                            1997           1996
                                                            ----           ----
                                                                  (in thousands)
Non-accrual loans
 Residential loans                                        $2,330         $2,316
 Commercial loans                                            515            592
 Consumer loans                                              461            305
                                                          ------         ------
Total non-accrual loans                                    3,306          3,213
Real estate owned                                            710            941
Other repossessed assets                                       7              7
                                                          ------         ------
Total non-performing assets                               $4,023         $4,161
                                                          ======         ======

Total non-performing assets as a percent of total assets     .79%           .83%
                                                             ===            ===

        The Company's level of non-performing assets is affected by adverse situations that may affect a borrower's ability to repay and other conditions beyond the Company's control. The Company's management monitors the quality of assets on a regular basis.

Liquidity and Committed Resources

        Liquidity is maintained at a sufficient level to generate cash to fund current loan demand and pay operating expenses. Sources of funds are obtained from increases in deposits, loan principal repayments, sales of loans and investments, increases in borrowed money and from operations. While loan principal repayments are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. As a member of the Federal Home Loan Bank (FHLB) system, the Company may borrow from the FHLB of New York. The Company may also utilize reverse repurchase agreements collateralized by mortgage-backed securities or other securities. Management believes that the Company has sufficient borrowing capacity to compensate for reductions in other sources of funds such as deposits.

        The Company had 6.86% of its assets qualifying for liquidity under applicable federal regulations as of March 31, 1997. The overall liquidity percentage requirement is currently 5% on an average monthly basis.

        At March 31, 1997, the Company had approximately $12,332,000 in outstanding commitments. It is anticipated that these commitments will fund within the next year and funds will be available from normal cash flows.

Interest Rate Risk Management

        The Company has a program to control its interest rate risk. The strategy includes an emphasis on originating adjustable rate mortgage (ARM) loans, the purchase of adjustable rate and short-term mortgage-backed securities
(MBS) and the origination of short-term consumer loans. The Board of Directors has instructed management to maintain interest rate risk within prescribed limits. An internal asset/liability modeling system monitors the effect on income of changing market interest rates.

        The difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period (gap) is also monitored. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. When interest rate sensitive liabilities exceed interest rate sensitive assets, the gap is considered negative. However, because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity.

        During a period of rising interest rates, a negative gap tends to adversely affect net interest income while a positive gap tends to increase net interest income. During a period of declining interest rates, a negative gap tends to increase net interest income while a positive gap tends to adversely affect net interest income.

        The Company's net interest income tends to increase in periods of declining interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. The Company's net interest income tends to decrease in periods of rising interest rates. Therefore, rising interest rates, particularly when combined with a flattening yield curve, could have a negative impact on net interest income in future periods.

        The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 1997 which are anticipated to mature, prepay or reprice in each of the future time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid, based on internal assumptions. Non-performing loans have been excluded from interest-earning assets. Money market deposit accounts (MMDA) and other accounts, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the OTS.

                                            Twelve
                                            Months         1-3       3-5       5-10    10-20    Over 20
                                           or less       Years     Years      Years    Years      Years     Total
                                           -------       -----     -----      -----    -----      -----     -----
                                                                                            (dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                        $ 52,219    $ 18,326  $    457    $   ---  $   ---    $   ---  $ 71,002
   Fixed rate                               26,302      38,706    26,387     32,482   11,627        228   135,732
Mortgage-backed securities
   Adjustable rate                          96,390       9,544       ---        ---      ---        ---   105,934
   Fixed rate                               16,088      24,099    16,692     23,506   12,689      1,129    94,203
Consumer and commercial loans
Adjustable rate                             11,174       2,657       340        ---      ---        ---    14,171
Fixed rate                                  19,263      16,128     5,672      3,042      361        ---    44,466
Loans held for sale                            334         ---       ---        ---      ---        ---       334
Investment securities                        4,691       2,500    16,500        605      ---      9,923    34,219
Investment securities held-for-trading         334         ---       ---        ---      ---        ---       334
                                          --------    --------  --------    -------  -------    -------  --------
Total                                      226,795     111,960    66,048     59,635   24,677     11,280   500,395
                                          --------    --------  --------    -------  -------    -------  --------
Interest-bearing liabilities:
   Deposits
      Savings accounts                       4,832       7,729     5,717      8,599    5,948      1,690    34,515
      NOW and non-interest
        bearing demand accounts              5,628       8,548     5,888      7,903    4,339        797    33,103
      Money market accounts                 17,941      20,920     9,960      7,636    1,381         35    57,873
      Certificates of deposit              116,566      44,088     8,676        ---      ---        ---   169,330
Borrowings                                 116,132      52,703     7,857        ---      ---        ---   176,692
                                          --------    --------  --------    -------  -------    -------  --------
Total                                      261,099     133,988    38,098     24,138   11,668      2,522   471,513
                                          --------    --------  --------    -------  -------    -------  --------
Excess int.-earning assets (liabilities)  $(34,304)   $(22,028) $ 27,950    $35,497  $13,009    $ 8,758  $ 28,882
                                          ========    ========  ========    =======  =======    =======  ========
Cumulative excess interest-earning
      assets (liabilities)                $(34,304)   $(56,332) $(28,382)   $ 7,115  $20,124    $28,882
                                          ========    ========  ========    =======  =======    =======
Ratio of GAP during the period
      to total assets                        (6.75)%     (4.33)%    5.50%      6.98%    2.56%      1.72%
                                             =====      ======     =====       ====     ====       ====
Ratio of cumulative GAP
      to total assets                        (6.75)%    (11.08)%   (5.58)%     1.40%    3.96%      5.68%
                                             =====      ======     =====       ====     ====       ====

Capital

The Bank is in full compliance with its capital requirements. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The table below presents the Bank's actual and regulatory required capital amounts for core, tangible, tier 1 risk-based and total risk-based capital at March 31, 1997.

                                                                                       Required to be
                                                                 Required for        Well Capitalized
                                                             Capital Adequacy            Under Prompt
                                             Actual                  Purposes       Corrective Action
                              ---------------------      --------------------    ---------------------
                               Amount   Percentage       Amount   Percentage       Amount   Percentage
                              --------------------       --------------------    ---------------------
                                                                                  (dollars in thousands)
Core (Leverage)               $33,018         6.50%     $15,241          3.0%     $25,402          5.0%
Tangible                       33,018         6.50        7,621          1.5          N/A          N/A
Tier I risk-based              33,018        15.27        8,648          4.0       12,972          6.0
Total risk-based               35,659        16.49       17,296          8.0       21,620         10.0

                                       13

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" effective for fiscal years ending on or after December 15, 1997. This statement establishes new standards for computing and presenting earnings per share and now makes the earnings per share comparable to international standards. Early application is not permitted and the Statement requires restatement of all prior-period Earnings Per Share (EPS) data presented after its effective date.

         The EPS as curently reported is the same as the Basic EPS required by the Statement. The newly required Diluted EPS is not expected to be materially different than the Basic EPS.

         Also, in March 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure." This statement did not change the currently reported disclosures.


                             Selected Financial and Other Data
----------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                           March 31,
                                                                                 1997          1996
----------------------------------------------------------------------------------------------------
Interest rate spread                                                             2.93%         3.14%
Net yield on interest-earning assets                                             3.13%         3.37%
Return on average assets                                                         1.03%         1.02%
Return on average equity                                                        15.57%        15.26%
General and administrative expenses to average assets                            1.65%         1.78%
Ratio of interest-earning assets to interest-bearing liabilities                 1.05x         1.05x
Ratio of non-performing assets to total assets at end of period                   .79%          .95%
Dividends per common share                                                       $.10          $.09
Book value per share at end of period                                          $12.36        $11.23

                                       14

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY


Part II: Other Information

Item 6:  Exhibits and Other Reports on Form 8-K

         Exhibit 11 - Statement regarding computation of earnings per share

         Exhibit 27 - Financial Data Schedule

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

                                   FIRST HOME BANCORP INC.
                                   (Registrant)



Date: May 13, 1997                 /s/Stephen D. Miller
                                   ------------------------------------
                                   Stephen D. Miller
                                   President/Chief Executive Officer


Date: May 13, 1997                 /s/Robert A. DiValerio
                                   ------------------------------------
                                   Robert A.  DiValerio
                                   Senior Executive Vice-President/
                                   Chief Financial Officer

                                                                    EXHIBIT (11)

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                                                                                               Three Months Ended
                                                                                            March           March
                                                                                             1997            1996
                                                                                             ----            ----
PRIMARY
EARNINGS:
   Net income                                                                          $1,298,042      $1,164,960
                                                                                       ==========      ==========
SHARES:
   Weighted average number of
      common shares outstanding                                                         2,708,426       2,706,679

   Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise
      of such options (1)                                                                  36,429          20,384
                                                                                       ----------      ----------
   Weighted average number of common
      shares outstanding as adjusted                                                    2,744,855       2,727,063
                                                                                       ==========      ==========
   Primary earnings per share of
      common stock                                                                          $0.47           $0.43
                                                                                            =====           =====
ASSUMING FULL DILUTION
EARNINGS:
   Net income                                                                          $1,298,042      $1,164,960
                                                                                       ==========      ==========
SHARES:
   Weighted average number of
      common shares outstanding                                                         2,708,426       2,706,679

   Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise
      of such options (2)                                                                  39,849          20,384
                                                                                       ----------      ----------
   Weighted average number of common
      shares outstanding as adjusted                                                    2,748,275       2,727,063
                                                                                       ==========      ==========
Fully diluted earnings per share of
   common stock                                                                             $0.47           $0.43
                                                                                            =====           =====

-----------------
(1) Assumes the proceeds obtained from the exercise of options were used to purchase common shares at the average market price during the quarter.

(2) Assumes the proceeds obtained from the exercise of stock options were used to purchase common shares at the market price at the close of the quarter if such price was higher than the average price during the quarter.