Form 10-Q
period 1997-06-30
FIRST HOME BANCORP INC \NJ\
filed 1997-08-13
CIK 1009195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                     June 30, 1997
                                                -------------------------------


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                          to
                                                -------------------------------


                         Commission File Number: 0-28700

                             FIRST HOME BANCORP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                            22-3423990
------------------------------                                ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                125 South Broadway, Pennsville, New Jersey 08070
-------------------------------------------------------------------------------
                     (Address of principal executive offices)
                                  (Zip Code)

                                 (609) 678-4400
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, No par value, 2,708,426 shares as of August 13, 1997.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY
                                      INDEX



                                                                        Page
                                                                       Number
                                                                       ------

Part I    Financial Information:

Item 1:        Financial Statements:

               Consolidated Statements of Financial Condition -
               June 30, 1997 and December 31, 1996 (unaudited)            1

               Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1997
               and 1996 (unaudited)                                       2

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997
               and 1996 (unaudited)                                       3

               Notes to Consolidated Financial Statements
               (unaudited)                                                4

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10

Part II.  Other Information:

                Other Information                                        17

Part I
Item 1.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       June 30,     December 31,
                                                                                           1997             1996
                                                                                           ----             ----
                                                                                                (Unaudited)
                                                                                               (in thousands)
ASSETS
Cash and amounts due from depository institutions                                        $ 5,439          $5,133
Interest-earning deposits and short-term funds                                               912           1,302
Investment securities held-to-maturity (market value -
    1997 - $3,655; 1996 - $2,321)                                                          3,655           2,321
Investment securities held for trading at market value                                        62              60
Investment securities available-for-sale at market value                                  23,737          24,975
Mortgage-backed securities held-to-maturity
    (market value - 1997 - $112,928; 1996 - $98,418)                                     111,976          97,391
Mortgage-backed securities available-for-sale at market value                             89,925          91,216
Loans receivable - net                                                                   269,928         258,234
Loans held for sale at market value                                                          381             676
Accrued interest receivable                                                                3,178           3,013
Real estate owned and other repossessed assets                                               704             948
Federal Home Loan Bank stock-at cost                                                       7,376           7,376
Office properties and equipment                                                            2,912           2,999
Deposit premium                                                                              573             631
Net deferred income taxes                                                                  1,138           1,347
Prepaid expenses and other assets                                                            500             777
                                                                                        --------        --------
TOTAL ASSETS                                                                            $522,396        $498,399
                                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                            $309,039        $290,298
    Borrowings from the Federal Home Loan Bank                                           131,102         136,622
    Other borrowed funds                                                                  45,130          36,526
    Advances by borrowers for taxes and insurance                                            609             445
    Accrued interest payable on advances                                                     562             588
    Excess of fair value over cost                                                           ---              66
    Accounts payable and accrued expenses                                                  1,152           1,209
                                                                                        --------        --------
Total liabilities                                                                        487,594         465,754
                                                                                        --------        --------

Commitments  and Contingencies (Note 13)
Shareholders' equity:
    Preferred stock - No par value; 1,000,000 shares authorized;
       none issued                                                                           ---             ---
    Common stock - No par value; 10,000,000 shares authorized;
       2,708,426 shares issued and outstanding at June 30, 1997 and
       December 31, 1996                                                                     ---             ---
    Paid-in capital in excess of par                                                       8,923           8,923
    Retained earnings - partially restricted                                              26,469          24,592
    Unrealized loss on securities available-for-sale                                        (590)           (870)
                                                                                        --------        --------
Total shareholders' equity                                                                34,802          32,645
                                                                                        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $522,396        $498,399
                                                                                        ========        ========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended             Six Months Ended
                                                               June 30,      June 30,      June 30,       June 30,
                                                                   1997          1996          1997           1996
                                                                   ----          ----          ----           ----
                                                                                  (Unaudited)
                                                                                 (in thousands)
INTEREST INCOME:
Interest and fees on loans                                       $5,527        $5,389       $11,001        $10,769
Interest on mortgage-backed securities                            3,601         3,071         6,994          5,935
Other interest income and dividends                                 569           569         1,143          1,158
                                                                 ------        ------       -------        -------
Total interest income                                             9,697         9,029        19,138         17,862
                                                                 ------        ------       -------        -------
INTEREST EXPENSE:
Interest on deposits                                              3,309         3,051         6,549          6,010
Interest on borrowed money                                        2,584         2,204         4,957          4,345
                                                                 ------        ------       -------        -------
Total interest expense                                            5,893         5,255        11,506         10,355
                                                                 ------        ------       -------        -------
NET INTEREST INCOME                                               3,804         3,774         7,632          7,507
PROVISION FOR CREDIT LOSSES                                         100           100           200            200
                                                                 ------        ------       -------        -------
NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT  LOSSES                                                3,704         3,674         7,432          7,307
                                                                 ------        ------       -------        -------
OTHER INCOME:
Loan servicing fees                                                  48            54            97            109
Service charges and other fees                                      137           150           294            289
Profit (loss) relating to:
    Loans held for sale                                               4           (61)            7            (84)
    Investment securities held for trading                           37            77            91            113
Accretion of excess of fair value over cost                           4            62            66            124
Miscellaneous income                                                 98            37           130             77
                                                                 ------        ------       -------        -------
Total other income                                                  328           319           685            628
                                                                 ------        ------       -------        -------
OPERATING EXPENSES:
General and administrative expense:
    Salaries and employee benefits                                1,064         1,009         2,106          2,045
    Occupancy and equipment                                         333           315           647            626
    Federal insurance premium                                        45           144            87            279
    Other expenses                                                  824           685         1,501          1,242
                                                                 ------        ------       -------        -------
Total general and administrative expenses                         2,266         2,153         4,341          4,192
Amortization of deposit premium                                      29            64            57            129
Real estate operations, net                                          40            70            62             84
                                                                 ------        ------       -------        -------
Total operating expenses                                          2,335         2,287         4,460          4,405
                                                                 ------        ------       -------        -------
INCOME BEFORE INCOME TAXES                                        1,697         1,706         3,657          3,530
INCOME TAX EXPENSE                                                  575           596         1,237          1,255
                                                                 ------        ------       -------        -------
NET INCOME                                                       $1,122        $1,110        $2,420         $2,275
                                                                 ======        ======       =======        =======

Earnings per share                                               $  .41        $  .41        $  .89         $  .84
                                                                 ======        ======       =======        =======

Dividends per share                                              $  .10        $  .09        $  .20         $  .18
                                                                 ======        ======       =======        =======

Weighted average number of shares outstanding                 2,708,426     2,706,679     2,708,426      2,706,679
                                                              =========     =========     =========      =========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                                 Six Months Ended
                                                                                          June 30,       June 30,
                                                                                              1997           1996
                                                                                              ----           ----
                                                                                                 (Unaudited)
                                                                                                 (in thousands)
OPERATING ACTIVITIES:
    Net Income                                                                            $ 2,420         $ 2,275
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for losses                                                                      200             200
    Depreciation                                                                              192             162
    Accretion of excess fair value over cost                                                  (66)           (124)
    Amortization of fair market premiums                                                      ---              42
    Amortization of deposit premium                                                            57             129
    Investment security gains                                                                 (91)           (113)
    Purchase of investment securities held for trading                                     (3,751)         (4,002)
    Proceeds from sale of investment securities held for trading                            3,840           3,259
    Loans originated for sale                                                              (3,072)         (4,211)
    Proceeds from loans sold                                                                3,373           3,075
    Net (gain) loss on sale of loans                                                           (7)             84
    Increase in accrued interest receivable                                                  (165)            (80)
    (Decrease) increase in accrued interest payable                                           (26)             27
    Decrease in net deferred tax asset                                                         52             318
    Net other                                                                                 221          (1,244)
                                                                                          -------         -------
Net cash (used in) provided by operating activities                                         3,177            (203)
                                                                                          -------         -------
INVESTMENT ACTIVITIES:
    Proceeds from maturities of investment securities                                       3,746          13,000
    Purchase of investment securities                                                      (3,841)        (10,040)
    Purchase of mortgage-backed securities                                                (21,027)        (34,524)
    Repayments on mortgage-backed securities                                                8,169           4,701
    Purchase of FHLB stock                                                                    ---            (393)
    Purchase of property and equipment                                                       (104)           (520)
    Decrease (increase) in real estate owned                                                  244            (687)
    Principal collected on longer term loans                                               23,902          29,704
    Loans originated or acquired                                                          (35,796)        (28,971)
                                                                                          -------         -------
Net cash used by investing activities                                                     (24,707)        (27,730)
                                                                                          -------         -------
FINANCING ACTIVITIES:
    Net increase in:
       Demand deposits, NOW accounts, and savings accounts                                  9,190           2,058
       Certificates of deposit                                                              9,552           4,901
    Proceeds from short-term borrowings                                                     8,604          10,638
    Proceeds from FHLB borrowings                                                           9,000          14,000
    Cash dividends and cash in lieu of fractional shares                                     (542)           (487)
    Repayment of FHLB borrowings                                                          (14,521)         (5,600)
    Decrease in advance from borrowers for taxes and insurance                                163             163
                                                                                          -------         -------
Net cash provided by financing activities                                                  21,446          25,673
                                                                                          -------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (84)         (2,260)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,435           8,657
                                                                                          -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 6,351         $ 6,397
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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months then ended. The accompanying financial statements do not include information or footnotes necessary for a complete presentation of financial condition, statements of income and cash flows in conformity with generally accepted accounting principles. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. The statements of income for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire year.

2.       INVESTMENT SECURITIES HELD-TO-MATURITY

         Investment securities held-to-maturity at June 30, 1997 and December 31, 1996 consisted of tax exempt obligations due in less than one year.

3.       INVESTMENT SECURITIES HELD FOR TRADING

         Investment securities held for trading at June 30, 1997 and December 31, 1996 consisted of an investment in a mutual fund.

         The Company buys and sells equity securities that are classified as trading securities. At each reporting period, the Company adjusts the value of these securities to market value.

4.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         Investment securities available-for-sale at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                                                     June 30, 1997
                                                                                                     -------------
                                                                              Gross          Gross       Estimated
                                                          Amortized      Unrealized     Unrealized          Market
                                                               Cost           Gains         Losses           Value
                                                               ----           -----         ------           -----
                                                                                                    (in thousands)
         U.S. Government Agencies
           Due after one year through five years            $17,449            $ 48           $(26)        $17,471
         Corporate Notes
           Due in one year or less                              636              10            ---             646
           Due after one year through five years              2,984              23            ---           3,007
         Preferred stock                                      2,552              61            ---           2,613
                                                            -------            ----           ----         -------
         Total                                              $23,621            $142           $(26)        $23,737
                                                            =======            ====           ====         =======



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
                                                            =======            ====           ====         =======


5.       MORTGAGE-BACKED SECURITIES

         A summary of mortgage-backed securities at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                                                     June 30, 1997
                                                                                                     -------------
                                                                               Gross          Gross      Estimated
                                                           Amortized      Unrealized     Unrealized         Market
                                                                Cost           Gains         Losses          Value
                                                                ----           -----         ------          -----
                                                                                                    (in thousands)
          Mortgage-Backed Securities
            Available-for-sale
          FNMA pass-through certificates                    $  1,732         $    29        $    (5)       $ 1,756
          FHLMC pass-through certificates                      3,305             215            ---          3,520
          GNMA pass-through certificates                       5,546             450            ---          5,996
          Real estate mortgage investment
            conduit obligations                               80,381             347         (2,075)        78,653
                                                             -------          ------        -------        -------
          Total mortgage-backed securities
            available-for-sale                               $90,964          $1,041        $(2,080)       $89,925
                                                             =======          ======        =======        =======

          Mortgage-Backed Securities
            Held to Maturity
          Non-agency pass through certificates             $   5,813         $    42         $   (4)     $   5,851
          FNMA pass-through certificates                      10,035               2            (32)        10,005
          FHLMC pass-through certificates                      9,552              25            (34)         9,543
          Real estate mortgage investment
            conduit obligations                               86,576           1,074           (121)        87,529
                                                             -------          ------        -------        -------
          Total mortgage-backed securities
            held to maturity                                $111,976          $1,143          $(191)      $112,928
                                                            ========          ======          =====       ========

                                                                                                  December 31,1996
                                                                                                  ----------------
                                                               Gross           Gross          Gross      Estimated
                                                           Amortized      Unrealized     Unrealized         Market
                                                                Cost           Gains         Losses          Value
                                                                ----           -----         ------          -----
                                                                                                     (in thousands)
          Mortgage-Backed Securities
            Available-for-sale
          FNMA pass-through certificates                     $ 1,863            $ 34        $    (2)       $ 1,895
          FHLMC pass-through certificates                      4,342             237            ---          4,579
          GNMA pass-through certificates                       6,070             390            ---          6,460
          Real estate mortgage investment
            conduit obligations                               80,416             277         (2,411)        78,282
                                                             -------            ----        -------        -------
          Total mortgage-backed securities
            available-for-sale                               $92,691            $938        $(2,413)       $91,216
                                                             =======            ====        =======        =======
          Mortgage-Backed Securities
            Held to Maturity
          Non-agency pass through certificates               $ 6,143         $    48         $   (7)       $ 6,184
          Real estate mortgage investment
            conduit obligations                               91,248           1,203           (217)        92,234
                                                             -------            ----        -------        -------
          Total mortgage-backed securities
            held to maturity                                 $97,391          $1,251          $(224)       $98,418
                                                             =======          ======          =====        =======

         Mortgage-backed securities with amortized costs of $75,613,000 and $66,690,000 and market values of approximately $74,625,000 and $66,990,000 were pledged as collateral for securities sold under agreements to repurchase at June 30, 1997 and December 31, 1996, respectively.

6.       LOANS RECEIVABLE

         Loans receivable at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                                            June 30,   December 31,
                                                                                                1997           1996
                                                                                                ----           ----
                                                                                                     (in thousands)
         Residential mortgages on existing property                                         $211,572       $203,574
         Residential construction mortgages                                                    3,108          3,824
         Commercial real estate loans                                                         18,305         17,214
         Commercial business loans                                                             2,033          1,948
         Consumer loans:
           Home equity loans                                                                  22,825         19,479
           Mobile home loans                                                                   6,177          6,606
           Equity lines of credit                                                              4,092          3,993
           Automobile loans                                                                    4,830          4,631
           Other loans                                                                         3,795          3,747
                                                                                            --------       --------
         Total                                                                               276,737        265,016
         Undisbursed portion of loans in process                                              (1,184)        (1,222)
         Net deferred loan fees, discounts and premiums                                       (1,828)        (1,800)
         Allowance for possible credit losses                                                 (3,797)        (3,760)
                                                                                            --------       --------
         Total                                                                              $269,928       $258,234
                                                                                            ========       ========

The total amount of loans serviced for the benefit of others was approximately $65,400,000 and $64,900,000 at June 30, 1997 and December 31, 1996,
respectively.

         Following is a summary of changes in allowance for possible credit losses:

                                                                          Six Months     Twelve Months
                                                                               Ended             Ended
                                                                            June 30,      December 31,
                                                                                1997              1996
                                                                                ----              ----
                                                                                        (in thousands)
         Balance, beginning of period                                         $3,760            $3,562
         Provision for credit losses                                             200               400
         Charge-offs                                                            (232)             (358)
         Recoveries                                                               69               156
                                                                              ------            ------
         Total                                                                $3,797            $3,760
                                                                              ======            ======

7.       LOANS HELD FOR SALE

         Loans held for sale consist of 30 year fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

8.       REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

         Real estate owned and other repossessed assets at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                            June 30,      December 31,
                                                                                1997              1996
                                                                                ----              ----
                                                                                         (in thousands)
         Real estate owned                                                      $704              $941
         Other repossessed assets                                                ---                 7
                                                                               -----             -----
         Total                                                                  $704              $948
                                                                                ====              ====

9.       OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at June 30, 1997 and December 31, 1996 are summarized by major classifications as follows:


                                                                            June 30,      December 31,
                                                                                1997              1996
                                                                                ----              ----
                                                                                        (in thousands)
          Land, buildings and improvements                                    $3,698            $3,689
          Furniture and equipment                                              1,532             1,437
                                                                              ------            ------
          Total                                                                5,230             5,126
          Less accumulated depreciation                                       (2,318)           (2,127)
                                                                              ------            ------
          Total                                                               $2,912            $2,999
                                                                              ======            ======

10.       DEPOSITS

          Deposits at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                            June 30,       December 31,
                                                                                1997               1996
                                                                                ----               ----
                                                                                         (in thousands)
          NOW accounts                                                       $27,100            $26,477
          Non-interest bearing accounts                                        7,762              7,594
          Money market and other accounts                                     60,036             51,408
          Savings and club accounts                                           34,300             34,541
          Time deposits                                                      179,516            169,899
                                                                            --------            -------
          Total                                                              308,714            289,919
          Accrued interest payable                                               325                379
                                                                            --------            -------
          Total                                                             $309,039           $290,298
                                                                            ========           ========

         The Bank pledged mortgage loans and mortgage-backed securities aggregating approximately $6,211,000 for public fund deposits as required by the New Jersey Department of Banking's Governmental Unit Deposit Protection Act.

11.      BORROWINGS FROM FEDERAL HOME LOAN BANK

         Federal Home Loan Bank borrowings due at various dates through 2002 with interest rates from 5.08% to 7.52% at June 30, 1997 totaled $131,102,000 and from 5.08% to 7.52% at December 31, 1996 totaled
         $136,622,000. The borrowings from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans.

         Borrowings from the Federal Home Loan Bank at June 30, 1997 and December 31, 1996 include securities sold under agreements to repurchase of $26,268,000 and $27,297,000, respectively. At June 30, 1997, $14,268,000 are due within thirty days and $12,000,000 is due in two years. The agreements at December 31, 1996 were all due within thirty days. The weighted average interest rates at June 30, 1997 and December 31, 1996 were 5.92% and 5.61%, respectively. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities with amortized costs of $28,745,000 and $28,935,000 and market values of approximately $28,530,000 and $28,816,000 at June 30, 1997 and December 31, 1996, respectively.

12.      OTHER BORROWED FUNDS

         Other borrowed funds at June 30, 1997 and December 31, 1996 consisted of securities sold under agreements to repurchase. At June 30, 1997 and December 31, 1996, $25,130,000 and $16,526,000 of these agreements were due within thirty days and $20,000,000 was due November 1998 for both periods. The weighted average interest rate was 5.79% and 5.73% at June 30, 1997 and December 31, 1996, respectively. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities and U.S. Government Agencies with amortized costs of $46,868,000 and $37,755,000 and market values of approximately $46,095,000 and $38,174,000 at June 30, 1997 and December 31, 1996,
         respectively. The securities underlying the agreements were delivered to, and are held by, the dealers who arranged the transactions.

13.      COMMITMENTS AND CONTINGENCIES

         Commitments at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                                          June 30,    December 31,
                                                                                              1997            1996
                                                                                              ----            ----
                                                                                                     (in thousands)
         Fixed rate mortgage loans (current market rates)                                 $  1,863        $  2,310
         Adjustable rate mortgage loans                                                        990           1,107
         Purchase of fixed rate mortgage loans                                                 ---           7,189
         Unused lines of credit                                                              5,608           5,421
         Letters of credit                                                                     584             574
         Consumer loans                                                                      2,046             564
         Loans in process                                                                    1,184           1,222
                                                                                           -------         -------

         Total                                                                             $12,275         $18,387
                                                                                           =======         =======

         At June 30, 1997 all commitments are expected to be funded within one year.

14.      DERIVATIVES DISCLOSURE

         The Security and Exchange Commission issued release 33-7386 dated January 31, 1997 governing disclosure requirements for financial instruments, including derivatives. The rule requires; (1) a detailed description of the accounting policies used for derivatives (when material) and (2) qualitative and quantitative disclosures that can be used to assess the magnitude of market risk. The accounting policies disclosure is effective for reports filed for quarters ending on or after June 15, 1997. The qualitative and quantitative disclosures are effective for filings that include annual financial statements for fiscal year ends ending on or after June 15, 1997 if the registrant is a bank or thrift.

         The use of derivatives was immaterial at June 30, 1997 and the six month period then ended.

                             FIRST HOME BANCORP INC.
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         The Company is the sole stockholder of the Bank. Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represented substantially all of the Company's consolidated assets and liabilities at June 30 1997. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate primarily located in New Jersey and Delaware. The Bank provides consumer banking services through eight retail banking offices in New Jersey and two retail banking offices in Delaware. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies.

Net Income

        The Company earned $1,122,000 and $2,420,000 or $.41 and $.89 per share for the three and six month periods ended June 30, 1997 compared to $1,110,000 and $2,275,000 or $.41 and $.84 per share for the three and six month periods ended June 30, 1996, respectively. Net income increased $12,000, or 1.1%, for the three month period and increased $145,000, or 6.4%, for the six month period ended June 30, 1997 as compared to the same periods in 1996.

Net Interest Income

        Net interest income for the three and six month periods ended June 30, 1997 totaled $3,804,000 and $7,632,000 compared to $3,774,000 and $7,507,000 for the three and six month periods ended June 30, 1996, a $30,000 and $125,000, or
 .8% and 1.7% increase for the three and six month periods, respectively. The increases in net interest income for the three and six month periods ended June 30, 1997 were attributable to growth in net interest-earning assets but were offset by declines in net interest margin. Net interest-earning assets increased $2,702,000 for the three month period but net interest margin declined to 3.06% from 3.30%. Net interest-earning assets increased $1,864,000 for the six month period but net interest margin declined to 3.11% from 3.34%. Average interest-earning assets increased by $40,437,000 and $42,191,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the prior year. Average interest-bearing liabilities increased by $37,735,000 and $40,327,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the prior year. The increase in interest-earning assets was primarily attributable to the purchase of mortgaged-backed securities which increased by $32,780,000 and $34,008,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the prior year. The increases in interest-bearing liabilities were attributable to increases in deposits of $18,576,000 and $21,832,000 and borrowings of $19,159,000 and
$18,495,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the prior year.

        The following table sets forth information for the three and six month periods ended June 30, 1997 and June 30, 1996 regarding the Company's (1) average balance of interest-earning assets and the resultant interest income and average yields; (2) average balance of interest-bearing liabilities and the resultant interest expense and average costs; (3) net interest income; (4) interest rate spread; (5) and net yield earned on weighted average interest-earning assets. The table is not presented on a tax equivalent basis because the Company's investment in tax-free obligations is insignificant.


                                                                                      Three Months Ended
                                                                      June 30, 1997                  June 30, 1996
                                                                      -------------                  -------------
                                                                                (dollars in thousands)

                                                                             Average                      Average
                                                           Average            Yield/     Average           Yield/
                                                           Balance  Interest   Rate      Balance Interest    Rate
                                                           -------  --------   ----      ------- --------    ----
Interest-earning assets:
 Loans                                                    $263,335   $5,527    8.40%    $254,963   $5,389   8.45%
 Mortgage-backed securities                                201,068    3,601    7.16      168,288    3,071   7.30
 Other (1)                                                  33,186      569    6.86       33,901      569   6.71
                                                          --------   ------    ----     --------   ------   ----
Total interest-earning assets                              497,589    9,697    7.80      457,152    9,029   7.90
                                                          --------   ------    ----     --------   ------   ----
Non-interest earning assets                                 13,192                        12,819
                                                          --------                      --------
 Total assets                                             $510,781                      $469,971
                                                          ========                      ========
Interest bearing liabilities:
 Deposits                                                 $299,195    3,309    4.42     $280,619    3,051   4.35
 Borrowings                                                176,143    2,584    5.87      156,984    2,204   5.62
                                                          --------   ------    ----     --------   ------   ----
Total interest-bearing liabilities                         475,338    5,893    4.96      437,603    5,255   4.80
                                                          --------   ------    ----     --------   ------   ----
Non-interest-bearing liabilities                             1,503                         1,448
                                                            ------                        ------
Total liabilities                                          476,841                       439,051
                                                          --------                      --------
Shareholders' equity                                        33,940                        30,920
                                                          --------                      --------
Total liabilities and shareholders' equity                $510,781                      $469,971
                                                          ========                      ========
Net interest income                                                  $3,804                        $3,774
                                                                     ======                        ======
Interest rate spread                                                           2.84%                        3.10%
                                                                               ====                         ====
Net yield on weighted average
 interest-earning assets                                                       3.06%                        3.30%
                                                                               ====                         ====


                                                                                    Six Months Ended
                                                                      June 30, 1997                  June 30, 1996
                                                                      -------------                  -------------
                                                                                (dollars in thousands)

                                                                             Average                      Average
                                                           Average            Yield/     Average           Yield/
                                                           Balance  Interest   Rate      Balance Interest    Rate
                                                           -------  --------   ----      ------- --------    ----

Interest-earning assets:
 Loans                                                    $262,602  $11,001    8.38%    $254,374  $10,769   8.47%
 Mortgage-backed securities                                194,780    6,994    7.18      160,772    5,935   7.38
 Other (1)                                                  33,753    1,143    6.77       33,798    1,158   6.85
                                                          --------   ------    ----     --------   ------   ----
Total interest-earning assets                              491,135   19,138    7.79      448,944   17,862   7.96
                                                          --------   ------    ----     --------   ------   ----
Non-interest earning assets                                 13,415                        12,514
                                                          --------                      --------
 Total assets                                             $504,550                      $461,458
                                                          ========                      ========
Interest bearing liabilities:
 Deposits                                                 $297,548    6,549    4.40     $275,716    6,010   4.36
 Borrowings                                                171,753    4,957    5.77      153,258    4,345   5.67
                                                          --------   ------    ----     --------   ------   ----
Total interest-bearing liabilities                         469,301   11,506    4.90      428,974   10,355   4.83
                                                          --------   ------    ----     --------   ------   ----
Non-interest-bearing liabilities                             1,704                         1,770
                                                          --------                      --------
Total liabilities                                          471,005                       430,744
                                                          --------                      --------
Shareholders' equity                                        33,545                        30,714
                                                          --------                      --------
Total liabilities and shareholders' equity                $504,550                      $461,458
                                                          ========                      ========
Net interest income                                                  $7,632                        $7,507
                                                                     ======                        ======
Interest rate spread                                                           2.89%                        3.13%
                                                                               ====                         ====
Net yield on weighted average
 interest-earning assets                                                       3.11%                        3.34%
                                                                               ====                         ====

(1) Consists of interest-earning deposits, short-term funds, investment securities, and Federal Home Loan Bank stock.

Provision for Credit Losses

        The provision for credit losses were $100,000 and $200,000 for the three and six month periods ended June, 1997 and 1996, respectively. As of June 30, 1997, the allowance for credit losses totaled $3,797,000 or 1.39% of total loans, including loans held for sale, compared to $3,664,000 or 1.41% of total loans, including loans held-for-sale at June 30, 1996.

Other Income

        Other income increased by $9,000 and $57,000 for the three and six months ended June 30, 1997 from the comparable periods of 1996. The increase for the three and six month periods ended June 30, 1997 were attributable to increases in miscellaneous income of $61,000 and $53,000 for the three and six month periods ended June 30, 1997, respectively, compared to the comparable periods in the prior year. In addition, net profits relating to the sale of investment securities held for trading and loans held for sale increased to $41,000 and $98,000 for the three and six months ended June 30, 1997, respectively, from $16,000 and $29,000 during the comparable period in the prior year. These increases for the three and six month periods were offset by decreases in the accretion of excess of fair value over cost of $58,000 for both periods of 1997 compared to the same periods of 1996.

Operating Expenses

General and Administrative Expense - General and administrative expense increased $113,000 and $149,000 or 5.2% and 3.6% for the three and six month periods ended June 30, 1997, respectively, from the comparable periods of 1996. The increase in general and administrative expense for the six month period ended June 30, 1997 was attributable to increases of $208,000 for the three month period ended June 30, 1997 and $315,000 for the six month period ended June 30, 1997 associated with branch operations (marketing, training and improvements in technology) and additional costs of operating the holding company. These increases were offset by decreases of $99,000 and $192,000 in the federal insurance premium for the three and six month periods ended June 30, 1997, respectively, compared to the three and six month periods ended June 30, 1996.

Amortization of Deposit Premium - In January 1995, the Bank acquired two branch offices with deposits of approximately $15,900,000. The premium paid for these deposits is amortized over a period not exceeding the estimated average remaining life of the customer base acquired.

Income Tax Expense

        Income tax expense decreased $21,000 and $18,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Pre-tax income decreased $9,000 from the comparable three month period of 1996 and increased $127,000 from the comparable six month period of 1996. The tax expense decreased because no valuation allowances on deferred tax assets were provided during the periods ended June 30, 1997 while there were valuation allowances provided during the periods ended June 30, 1996.

Financial Condition

        Total assets increased to $522,396,000 as of June 30, 1997 from $498,399,000 on December 31, 1996, an increase of 9.6% on an annualized basis. This increase was attributable to an increase in mortgage-backed securities and loans receivable. From December 31, 1996 to June 30, 1997 mortgage-backed securities and loans receivable increased by $13,294,000 and $11,399,000, respectively.

        Total liabilities increased to $487,594,000 as of June 30, 1997 from $465,754,000 on December 31, 1996, an increase of 9.4% on an annualized basis. Deposits increased to $309,039,000 as of June 30, 1997 from $290,298,000 on December 31, 1996. This increase was primarily due to increases in time deposits and money market and other accounts. From December 31, 1996 to June 30, 1997, time deposits increased by $9,617,000 while money market and other accounts increased by $8,628,000. These increases were used to fund the increase in mortgage-backed securities and loans receivable.

        Shareholders' equity increased to $34,802,000 as of June 30, 1997 from $32,645,000 on December 31, 1996. This increase was primarily the result of net income of $2,420,000 for the six months ended June 30, 1997, less $542,000 paid during the six month period with respect to cash dividends and cash paid in lieu of fractional shares associated with the four-for-three stock split declared on January 7, 1997. In addition, investments classified as available-for-sale in accordance with the Financial Accounting Standards Board (FASB) Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" are required to be marked to market on an after-tax basis and unrealized gains or losses reflected as an adjustment to shareholders' equity. The Company had unrealized losses of $870,000 on December 31, 1996 and unrealized losses of $590,000 on June 30, 1997 or a net decrease in unrealized losses of $280,000.

Asset Quality

        The Company's non-performing assets consist of non-accrual loans, real estate owned and repossessed assets. The following table sets forth information regarding non-performing assets.

                                                        June 30,   December 31,
                                                            1997           1996
                                                            ----           ----
                                                                  (in thousands)
Non-accrual loans
 Residential loans                                        $1,785         $2,316
 Commercial loans                                            550            592
 Consumer loans                                              285            305
                                                          ------         ------
Total non-accrual loans                                    2,620          3,213
Real estate owned                                            704            941
Other repossessed assets                                     ---              7
                                                          ------         ------
Total non-performing assets                               $3,324         $4,161
                                                          ======         ======

Total non-performing assets as a percent of total assets     .64%           .83%
                                                             ===            ===

        The Company's level of non-performing assets is affected by adverse situations that may affect a borrower's ability to repay and other conditions beyond the Company's control. The Company's management monitors the quality of assets on a regular basis.

Liquidity and Committed Resources

        Liquidity is maintained at a sufficient level to generate cash to fund current loan demand and pay operating expenses. Sources of funds are obtained from increases in loan principal repayments, deposits, sales of loans and investments, increases in borrowed money and from operations. While loan principal repayments are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. As a member of the Federal Home Loan Bank (FHLB) system, the Company may borrow from the FHLB of New York. The Company may also utilize reverse repurchase agreements collateralized by mortgage-backed securities or other securities. Management believes that the Company has sufficient borrowing capacity to compensate for reductions in other sources of funds such as deposits.

        The Company had 6.61% of its assets qualifying for liquidity under applicable federal regulations as of June 30, 1997. The overall liquidity percentage requirement is currently 5% on an average monthly basis.

        At June 30, 1997, the Company had approximately $12,275,000 in outstanding commitments. It is anticipated that these commitments will fund within the next year and funds will be available from normal cash flows.

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

        The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of June 30, 1997 which are anticipated to mature, prepay or reprice in each of the future time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid, based on internal assumptions. Non-performing loans have been excluded from interest-earning assets. Money market deposit accounts (MMDA) and other accounts, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the OTS.

                                            Twelve
                                            Months         1-3       3-5       5-10    10-20    Over 20
                                           or less       Years     Years      Years    Years      Years     Total
                                           -------       -----     -----      -----    -----      -----     -----
                                                                                           (dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                         $54,727     $21,348  $    514    $   ---  $   ---    $   ---  $ 76,589
   Fixed rate                               26,993      39,262    26,186     31,267   11,129        210   135,047
Mortgage-backed securities
   Adjustable rate                          97,492      16,565       ---        ---      ---        ---   114,057
   Fixed rate                               15,440      23,516    16,264     22,603   12,053      1,083    90,959
Consumer and commercial loans
   Adjustable rate                          10,045       2,151       338        ---      ---        ---    12,534
   Fixed rate                               20,392      17,931     6,387      3,588      465        ---    48,763
Loans held for sale                            381         ---       ---        ---      ---        ---       381
Investment securities                        7,567       2,000    16,105        ---      ---      9,928    35,600
Investment securities held-for-trading          62         ---       ---        ---      ---        ---        62
                                           -------     -------    ------     ------   ------     ------   -------
Total                                      233,099     122,773    65,794     57,458   23,647     11,221   513,992
                                           -------     -------    ------     ------   ------     ------   -------


Interest-bearing liabilities:
   Deposits
      Savings accounts                       4,802       7,681     5,681      8,545    5,911      1,680    34,300
      NOW and non-interest
        bearing demand accounts              5,927       9,002     6,201      8,323    4,570        839    34,862
      Money market accounts                 18,611      21,702    10,333      7,921    1,433         36    60,036
      Certificates of deposit              127,262      44,388     7,866        ---      ---        ---   179,516
Borrowings                                 109,793      61,582     4,857        ---      ---        ---   176,232
                                           -------     -------    ------     ------   ------     ------   -------
Total                                      266,395     144,355    34,938     24,789   11,914      2,555   484,946
                                           -------     -------    ------     ------   ------     ------   -------
Excess int.-earning assets (liabilities)  $(33,296)   $(21,582) $ 30,856    $32,669  $11,733    $ 8,666  $ 29,046
                                          ========    ========  ========    =======  =======    =======  ========
Cumulative excess interest-earning
      assets (liabilities)                $(33,296)   $(54,878) $(24,022)   $ 8,647  $20,380    $29,046
                                          ========    ========  ========    =======  =======    =======
Ratio of GAP during the period
      to total assets                       (6.37)%     (4.14)%     5.91%      6.25%    2.25%      1.66%
                                            =====       ======      ====       ====     ====       ====
Ratio of cumulative GAP
      to total assets                       (6.37)%    (10.51)%    (4.60)%     1.65%    3.90%      5.56%
                                            =====      ======      =====       ====     ====       ====

Capital

The Bank is in full compliance with its capital requirements. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The table below presents the Bank's actual and regulatory required capital amounts for core, tangible, tier 1 risk-based and total risk-based capital at June 30, 1997.

                                                                                                          Required to be
                                                                                Required for            Well Capitalized
                                                                            Capital Adequacy                Under Prompt
                                                          Actual                    Purposes           Corrective Action
                                             -------------------       ---------------------        --------------------
                                              Amount  Percentage       Amount     Percentage        Amount    Percentage
                                             -------------------       ---------------------        --------------------
                                                                                                  (dollars in thousands)
Core (Leverage)                              $33,719        6.46%    $15,653         3.0%           $26,089         5.0%
Tangible                                      33,719        6.46       7,827         1.5                N/A         N/A
Tier I risk-based                             33,719       15.77       8,550         4.0             12,825         6.0
Total risk-based                              36,329       17.00      17,101         8.0             21,376        10.0

Recent Accounting Pronouncements

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" effective for fiscal years ending on or after December 15, 1997. This statement establishes new standards for computing and presenting earnings per share and makes the earnings per share comparable to international standards. Early application is not permitted and the Statement requires restatement of all prior period Earnings Per Share (EPS) data presented after its effective date. The EPS as currently reported is the same as the Basic EPS required by the Statement. The newly required Diluted EPS is not expected to be materially different than the Basic EPS.

         Also, in March 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure." This statement did not change the currently reported disclosures.

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                                        Selected Financial and Other Data
-------------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended                       Six Months Ended
                                                     June 30,    June 30,                   June 30,    June 30,
                                                         1997        1996                       1997        1996
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                     2.84%       3.10%                      2.89%       3.13%
Net yield on interest-earning assets                     3.06%       3.30%                      3.11%       3.34%
Return on average assets                                  .88%        .94%                       .96%        .99%
Return on average equity                                13.22%      14.36%                     14.43%      14.81%
General and administrative
   expenses to average assets                            1.77%       1.83%                      1.72%       1.82%
Ratio of interest-earning assets to
   interest-bearing liabilities                          1.05x       1.04x                      1.05x       1.05x
Ratio of non-performing assets
   to total assets at end of period                       ---         ---                        .64%        .91%
Dividends per common share                               $.10        $.09                       $.20        $.18
Book value per share
   at end of period                                       ---         ---                     $12.85      $11.39

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY

Part II: Other Information

Item 4:  Submission of matters to a vote of security-holders.

         The Company held its Annual Meeting of Shareholders on April 25, 1997. Of the 2,708,426 shares eligible to vote, 2,324,418 shares or 85.82% were represented in person or by proxy at the meeting.

         The vote cast produced the following result:

         Election of Directors for two                       Number of Votes
         Class A Directors                                   ---------------
         for a three year term expiring in 2000              For    Withheld
         --------------------------------------              ---    --------
         Rodger D. Shay                                2,313,828      10,590
         Stephen R. Selverian                          2,322,021       2,397

Item 6:  Exhibits and Other Reports on Form 8-K

         (a) The following exhibits are filed as part of this Report on Form 10-Q.

            Exhibit 3.1 (1)   Certificate of Incorporation.

            Exhibit 3.2 (1)   By-laws.

            Exhibit 10.1 (1)  Employee Stock Compensation Program.

            Exhibit 10.2 (1)  1996 Employee Stock Option Plan.

            Exhibit 10.3 (1)  1994 Stock Option Plan for Non-Employee Directors.

            Exhibit 10.4 (1)  Employment Agreement between First Home Savings Bank, F.S.B. and
                              Stephen D.  Miller, as amended.

            Exhibit 10.5 (1)  Employment Agreement between First Home Savings Bank, F.S.B. and Robert
                              A. DiValerio, as amended.

            Exhibit 10.6 (1)  Employment Agreement between First Home Savings Bank, F.S.B. and Duff
                              P. O'Connor, as amended.

            Exhibit 10.7 (1)  Employment Agreement between First Home Savings Bank, F.S.B. and
                              Stephen R. Selverian, as amended.

            Exhibit 11 - Statement regarding computation of earnings per share

            Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

(1) Incorporated as an Exhibit to this Report by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST HOME BANCORP INC.
                                            (Registrant)



Date: August 13, 1997                       /s/ Stephen D. Miller
                                           -----------------------------------
                                            Stephen D. Miller
                                            President/Chief Executive Officer


Date: August 13, 1997                       /s/Robert A. DiValerio
                                           -----------------------------------
                                            Robert A. DiValerio
                                            Senior Executive Vice-President/
                                            Chief Financial Officer

                                                                    EXHIBIT (11)

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                                                              Three Months Ended                 Six Months Ended
                                                       June 30           June 30          June 30         June 30
                                                          1997              1996             1997            1996
                                                          ----              ----             ----            ----
PRIMARY
EARNINGS:
    Net income                                      $1,121,977        $1,109,917       $2,420,019      $2,274,877
                                                    ==========        ==========       ==========      ==========
SHARES:
    Weighted average number of
             common shares outstanding               2,708,426         2,706,679        2,708,426       2,706,679

    Assuming exercise of options
       reduced by the number of shares
       which could have been purchased
       with the proceeds from exercise
       of such options (1)                              43,676            17,981           39,993          17,740
                                                    ----------        ----------       ----------      ----------
    Weighted average number of common
       shares outstanding as adjusted                2,752,102         2,724,660        2,748,419       2,724,419
                                                    ==========        ==========       ==========      ==========

    Primary earnings per share of
             common stock                                 $.41              $.41             $.88            $.83
                                                          ====              ====             ====            ====
ASSUMING FULL DILUTION
EARNINGS:
    Net income                                      $1,121,977        $1,109,917       $2,420,019      $2,274,877
                                                    ==========        ==========       ==========      ==========
SHARES:
    Weighted average number of
       common shares outstanding                     2,708,426         2,706,679        2,708,426       2,706,679

    Assuming exercise of options
       reduced by the number of shares
       which could have been purchased
       with the proceeds from exercise
       of such options (2)                              46,290            17,981           46,290          17,740
                                                    ----------        ----------       ----------      ----------
    Weighted average number of common
             shares outstanding as adjusted          2,754,716         2,724,660        2,754,716       2,724,419
                                                    ==========        ==========       ==========      ==========
Fully diluted earnings per share of
   common stock                                           $.41              $.41             $.88            $.83
                                                          ====              ====             ====            ====

(1) Assumes the proceeds obtained from the exercise of options were used to purchase common shares at the average market price during the quarter.

(2) Assumes the proceeds obtained from the exercise of stock options were used to purchase common shares at the market price at the close of the quarter if such price was higher than the average price during the quarter.