Form 10-Q
period 1997-09-30
FIRST HOME BANCORP INC \NJ\
filed 1997-11-12
CIK 1009195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               September 30, 1997
                                                ------------------------------


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                         to
                                                --------------------------------


                         Commission File Number: 0-28700

                             FIRST HOME BANCORP INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                         22-3423990
         ----------                                        ------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ----
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, No par value, 2,708,426 shares as of November 12, 1997.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY
                                      INDEX




                                                                                                        Page
                                                                                                        Number
                                                                                                       --------
Part I         Financial Information:

Item 1:        Financial Statements:

                 Consolidated Statements of Financial Condition -
                 September 30, 1997 and December 31, 1996 (unaudited)                                       1

                 Consolidated Statements of Income -
                 Three and Nine Months Ended September 30, 1997
                 and 1996 (unaudited)                                                                       2

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1997
                 and 1996 (unaudited)                                                                       3

                 Notes to Consolidated Financial Statements
                 (unaudited)                                                                                4

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                               10

Part II        Other Information:

                 Other Information                                                                         19


Part I
Item 1.

                                      FIRST HOME BANCORP INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      September 30,     December 31,
                                                                                           1997             1996
                                                                                      -------------     ------------
                                                                                               (Unaudited)
                                                                                              (in thousands)
ASSETS
Cash and amounts due from depository institutions                                      $   4,722        $  5,133
Interest-earning deposits and short-term funds                                               988           1,302
Investment securities held-to-maturity (market value -
    1997 - $3,630; 1996 - $2,321)                                                          3,630           2,321
Investment securities held for trading at market value                                       592              60
Investment securities available-for-sale at market value                                  20,037          24,975
Mortgage-backed securities held-to-maturity
    (market value - 1997 - $113,030; 1996 - $98,418)                                     111,400          97,391
Mortgage-backed securities available-for-sale at market value                             88,841          91,216
Loans receivable - net                                                                   278,240         258,234
Loans held for sale at market value                                                          408             676
Accrued interest receivable                                                                3,084           3,013
Real estate owned and other repossessed assets                                               880             948
Federal Home Loan Bank stock-at cost                                                       7,376           7,376
Office properties and equipment                                                            2,892           2,999
Deposit premium                                                                              545             631
Net deferred income taxes                                                                    965           1,347
Prepaid expenses and other assets                                                            492             777
                                                                                        ---------      ---------

TOTAL ASSETS                                                                            $525,092        $498,399
                                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                            $323,607        $290,298
    Borrowings from the Federal Home Loan Bank                                           128,402         136,622
    Other borrowed funds                                                                  34,830          36,526
    Advances by borrowers for taxes and insurance                                            378             445
    Accrued interest payable on advances                                                     523             588
    Excess of fair value over cost                                                           ---              66
    Accounts payable and accrued expenses                                                  1,313           1,209
                                                                                        ---------      ---------

Total liabilities                                                                        489,053         465,754
                                                                                        ---------      ---------


Commitments  and Contingencies (Note 14)
Shareholders' equity:
    Preferred stock - No par value; 1,000,000 shares authorized;
       none issued                                                                           ---             ---
    Common stock - No par value; 10,000,000 shares authorized;
       2,708,426 shares issued and outstanding at September 30, 1997 and
       December 31, 1996                                                                     ---             ---
    Paid-in capital in excess of par                                                       8,923           8,923
    Retained earnings - partially restricted                                              27,351          24,592
    Unrealized loss on securities available-for-sale                                        (235)           (870)
                                                                                        ---------      ---------

Total shareholders' equity                                                                36,039          32,645
                                                                                        ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $525,092        $498,399
                                                                                        ========        ========

See notes to consolidated financial statements.

                                      FIRST HOME BANCORP INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ended              Nine Months Ended
                                                       September 30,    September 30,    September 30,   September 30,
                                                           1997             1996             1997            1996
                                                           ----             ----             ----            ----
                                                                                (Unaudited)
                                                                     (in thousands, except per-share data)
INTEREST INCOME:
Interest and fees on loans                               $5,719           $5,482          $16,720         $16,251
Interest on mortgage-backed securities                    3,533            3,164           10,527           9,099
Other interest income and dividends                         565              548            1,708           1,706
                                                      ---------        ---------        ---------       ---------
Total interest income                                     9,817            9,194           28,955          27,056
                                                      ---------        ---------        ---------       ---------
INTEREST EXPENSE:
Interest on deposits                                      3,554            3,000           10,103           9,010
Interest on borrowed money                                2,478            2,398            7,435           6,743
                                                      ---------        ---------        ---------       ---------
Total interest expense                                    6,032            5,398           17,538          15,753
                                                      ---------        ---------        ---------       ---------
NET INTEREST INCOME                                       3,785            3,796           11,417          11,303
PROVISION FOR CREDIT LOSSES                                 100              100              300             300
                                                      ---------        ---------        ---------       ---------
NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                           3,685            3,696           11,117          11,003
                                                      ---------        ---------        ---------       ---------
OTHER INCOME:
Loan servicing fees                                          48               53              145             162
Service charges and other fees                              139              133              433             422
Profit (loss) relating to:
    Loans held for sale                                      11                5               18             (79)
    Investment securities held for trading                   34               71              125             184
    Mortgage-backed securities available-for-sale           ---               23              ---              23
Accretion of excess of fair value over cost                 ---               62               66             187
Other income                                                 47               75              177             152
                                                      ---------        ---------        ---------       ---------
Total other income                                          279              422              964           1,051
                                                      ---------        ---------        ---------       ---------
OPERATING EXPENSES:
General and administrative expense:
    Salaries and employee benefits                        1,114            1,120            3,220           3,165
    Occupancy and equipment                                 338              326              985             953
    Marketing                                               130              142              385             300
    Federal insurance premium                                44              148              131             426
    Other expenses                                          548              501            1,794           1,585
                                                      ---------        ---------        ---------       ---------
Total general and administrative expenses                 2,174            2,237            6,515           6,429
SAIF recapitalization assessment                            ---            1,564              ---           1,564
Amortization of deposit premium                              29               64               86             193
Real estate operations, net                                  34               71               96             156
                                                      ---------        ---------        ---------       ---------
Total operating expenses                                  2,237            3,936            6,697           8,342
                                                      ---------        ---------        ---------       ---------
INCOME BEFORE INCOME TAXES                                1,727              182            5,384           3,712
                                                      ---------        ---------        ---------       ---------
INCOME TAX EXPENSE:
Income tax expense                                          575               50            1,812           1,305
Recovery of valuation allowance
    on deferred tax asset                                   ---             (732)             ---            (732)
                                                      ---------        ---------        ---------       ---------
Total income tax expense (recovery)                         575             (682)           1,812             573
                                                      ---------        ---------        ---------       ---------
NET INCOME                                               $1,152          $   864         $  3,572         $ 3,139
                                                      =========        =========        =========       =========
PER-SHARE DATA:
Net income                                               $  .43          $   .32         $   1.32         $  1.16
                                                      =========        =========        =========       =========
Cash dividends                                           $  .10          $   .09         $    .30         $   .27
                                                      =========        =========        =========       =========
Weighted average number of shares outstanding         2,708,426        2,706,679        2,708,426       2,706,679
                                                      =========        =========        =========       =========

See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                              Nine Months Ended
                                                                                        September 30,  September 30,
                                                                                              1997           1996
                                                                                              ----           ----
                                                                                                 (Unaudited)
                                                                                                 (in thousands)
OPERATING ACTIVITIES:
    Net Income                                                                            $ 3,572         $ 3,139
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for losses                                                                      300             300
    Depreciation                                                                              291             256
    Accretion of excess fair value over cost                                                  (66)           (187)
    Amortization of fair market premiums                                                      ---              49
    Amortization of deposit premium                                                            86             193
    Investment security gains                                                                (125)           (184)
    Purchase of investment securities held for trading                                     (6,512)         (6,717)
    Proceeds from sale of investment securities held for trading                            6,105           6,899
    Gain from sale of mortgage-backed securities available for sale                           ---             (23)
    Loans originated for sale                                                              (4,630)         (6,718)
    Proceeds from loans sold                                                                4,916           6,075
    Net (gain) loss on sale of loans                                                          (18)             79
    Increase in accrued interest receivable                                                   (71)            (45)
    Decrease (increase) in accrued interest payable                                           (64)             60
    Decrease (increase) in net deferred tax asset                                              25            (517)
    Net other                                                                                 388             (31)
                                                                                         --------        --------
Net cash provided by operating activities                                                   4,197           2,628
                                                                                         --------        --------
INVESTMENT ACTIVITIES:
    Proceeds from maturities of investment securities                                      12,933          14,061
    Proceeds from sale of mortgage-backed securities available for sale                       ---           3,635
    Purchase of investment securities                                                      (9,274)        (10,733)
    Purchase of mortgage-backed securities                                                (25,019)        (42,916)
    Repayments on mortgage-backed securities                                               14,347           7,104
    Purchase of FHLB stock                                                                    ---          (1,977)
    Purchase of property and equipment                                                       (184)           (732)
    Decrease (increase) in real estate owned                                                   68            (166)
    Principal collected on longer term loans                                               39,413          42,636
    Loans originated or acquired                                                          (59,719)        (47,382)
                                                                                         --------        --------
Net cash used by investing activities                                                     (27,435)        (36,470)
                                                                                         --------        --------
FINANCING ACTIVITIES:
    Net increase in:
       Demand deposits, NOW accounts, and savings accounts                                 15,141           1,425
       Certificates of deposit                                                             18,169           3,639
    (Repayments) proceeds from other borrowings                                            (1,696)         18,085
    Proceeds from FHLB borrowings                                                           9,000          15,100
    Cash dividends and cash in lieu of fractional shares                                     (813)           (731)
    Repayment of FHLB borrowings                                                          (17,221)         (6,300)
    Decrease in advance from borrowers for taxes and insurance                                (67)            (17)
                                                                                         --------        --------
Net cash provided by financing activities                                                  22,513          31,201
                                                                                         --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        (725)         (2,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,435           8,657
                                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 5,710         $ 6,016
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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months then ended. The accompanying financial statements do not include information or footnotes necessary for a complete presentation of financial condition, statements of income and cash flows in conformity with generally accepted accounting principles. Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation. The statements of income for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire year.

2.       INVESTMENT SECURITIES HELD-TO-MATURITY

         Investment securities held-to-maturity at September 30, 1997 and December 31, 1996 consisted of tax exempt obligations due in less than one year.

3.       INVESTMENT SECURITIES HELD FOR TRADING

         Investment securities held for trading at September 30, 1997 consisted of an investment in common stock and a mutual fund. At December 31, 1996 investment securities held for trading consisted only of an investment in a mutual fund.

         The Company buys and sells certain equity securities that are classified as held for trading. At each reporting period, the Company adjusts the value of these securities to market value.

4.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         Investment securities available-for-sale at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                            September 30, 1997
                                                                                        -------------------------
                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                         -----------     ----------     ----------      ---------
                                                                                                    (in thousands)
         U.S. Government Agencies
           Due after one year through five years            $12,455           $  63          $  (7)       $12,511
         Corporate Notes
           Due in one year or less                            2,990              20            ---          3,010
           Due after one year through five years              1,636              22            ---          1,658
         Preferred stock                                      2,548              35            ---          2,583
         Common stock                                           262              13            ---            275
                                                            -------           -----          -----       --------
         Total                                              $19,891            $153          $  (7)       $20,037
                                                            =======            ====          ======       =======



                                                                                            December 31, 1996
                                                                                       --------------------------
                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                         -----------     ----------     ----------      ---------
                                                                                                    (in thousands)
         U.S. Government Agencies
           Due in one year through five years               $17,976           $  73           $(17)       $18,032
         Corporate Notes
           Due in one year or less                              725               2            ---            727
           Due after one year through five years              2,972              37            ---          3,009
         Preferred stock                                        639              11            ---            650
         Common stock                                         2,548               9            ---          2,557
                                                            -------           -----          -----       --------
         Total                                              $24,860            $132           $(17)       $24,975
                                                            =======            ====           ====        =======

5.       MORTGAGE-BACKED SECURITIES

         A summary of mortgage-backed securities at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                            September 30, 1997
                                                                                        -------------------------
                                                                              Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------      ---------
                                                                                                    (in thousands)
         Mortgage-Backed Securities
           Available-for-sale
         FNMA pass-through certificates                     $ 1,615         $    18      $      (6)      $  1,627
         FHLMC pass-through certificates                      3,147             216            ---          3,363
         GNMA pass-through certificates                       5,208             407            ---          5,615
         Real estate mortgage investment
           conduit obligations                               79,384             530         (1,678)        78,236
                                                           --------         -------       --------       --------
         Total mortgage-backed securities
           available-for-sale                               $89,354          $1,171        $(1,684)       $88,841
                                                            =======          ======        =======        =======

         Mortgage-Backed Securities
           Held to Maturity
         Non-agency pass through certificates             $   5,655         $    43         $   (5)     $   5,693
         FNMA pass-through certificates                       9,842             141            ---          9,983
         FHLMC pass-through certificates                      9,101             106            ---          9,207
         Real estate mortgage investment
           conduit obligations                               86,802           1,465           (120)        88,147
                                                           --------         -------       --------       --------
         Total mortgage-backed securities
           held to maturity                                $111,400          $1,755          $(125)      $113,030
                                                           ========          ======          =====       ========

                                                         5




                                                                                             December 31,1996
                                                                                       --------------------------
                                                              Gross           Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------      ---------
                                                                                                    (in thousands)
         Mortgage-Backed Securities
           Available-for-sale
         FNMA pass-through certificates                     $ 1,863           $  34      $      (2)       $ 1,895
         FHLMC pass-through certificates                      4,342             237            ---          4,579
         GNMA pass-through certificates                       6,070             390            ---          6,460
         Real estate mortgage investment
           conduit obligations                               80,416             277         (2,411)        78,282
                                                           --------         -------       --------       --------
         Total mortgage-backed securities
           available-for-sale                               $92,691            $938        $(2,413)       $91,216
                                                            =======            ====        =======        =======

         Mortgage-Backed Securities
           Held to Maturity
         Non-agency pass through certificates               $ 6,143         $    48         $   (7)       $ 6,184
         Real estate mortgage investment
           conduit obligations                               91,248           1,203           (217)        92,234
                                                           --------         -------       --------       --------
         Total mortgage-backed securities
           held to maturity                                 $97,391          $1,251          $(224)       $98,418
                                                            =======          ======          =====        =======

         Mortgage-backed securities with amortized costs of $63,593,000 and $66,690,000 and market values of approximately $63,972,000 and $66,990,000 were pledged as collateral for securities sold under agreements to repurchase at September 30, 1997 and December 31, 1996, respectively.

6.       LOANS RECEIVABLE

         Loans receivable at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                     September 30,   December 31,
                                                                                              1997           1996
                                                                                           -------        -------
                                                                                                    (in thousands)
         Residential mortgages on existing property                                       $212,985       $203,574
         Residential construction mortgages                                                  3,663          3,824
         Commercial real estate loans                                                       18,505         17,214
         Commercial business loans                                                           2,282          1,948
         Consumer loans:
           Home equity loans                                                                28,845         19,479
           Mobile home loans                                                                 6,012          6,606
           Equity lines of credit                                                            4,197          3,993
           Automobile loans                                                                  4,881          4,631
           Other loans                                                                       4,152          3,747
                                                                                          --------       --------
         Total                                                                             285,522        265,016
         Undisbursed portion of loans in process                                            (1,688)        (1,222)
         Net deferred loan fees, discounts and premiums                                     (1,746)        (1,800)
         Allowance for possible credit losses                                               (3,848)        (3,760)
                                                                                          --------       --------
         Total                                                                            $278,240       $258,234
                                                                                          ========       ========

         The total amount of loans serviced for the benefit of others was approximately $64,900,000 at September 30, 1997 and December 31, 1996.

         Following is a summary of changes in allowance for possible credit losses:

                                                                                     Nine Months    Twelve Months
                                                                                           Ended            Ended
                                                                                   September 30,     December 31,
                                                                                            1997             1996
                                                                                           -----            -----
                                                                                                    (in thousands)
         Balance, beginning of period                                                     $3,760           $3,562
         Provision for credit losses                                                         300              400
         Charge-offs                                                                        (306)            (358)
         Recoveries                                                                           94              156
                                                                                          ------          -------
         Total                                                                            $3,848           $3,760
                                                                                          ======           ======

7.       LOANS HELD FOR SALE

         Loans held for sale consist of 30 year fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

8.       REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

         Real estate owned and other repossessed assets at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                   September 30,     December 31,
                                                                                            1997             1996
                                                                                           -----            -----
                                                                                                    (in thousands)
         Real estate owned                                                                  $880             $941
         Other repossessed assets                                                            --                 7
                                                                                            ----             ----
         Total                                                                              $880             $948
                                                                                            ====             ====

9.       OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at September 30, 1997 and December 31, 1996 are summarized by major classifications as follows:

                                                                                   September 30,     December 31,
                                                                                            1997             1996
                                                                                           -----            -----
                                                                                                    (in thousands)
         Land, buildings and improvements                                                 $3,713           $3,689
         Furniture and equipment                                                           1,568            1,437
                                                                                          ------           ------
         Total                                                                             5,281            5,126
         Less accumulated depreciation                                                    (2,389)          (2,127)
                                                                                          ------           ------
         Total                                                                            $2,892           $2,999
                                                                                          ======           ======


                                                         7

10.      DEPOSITS

         Deposits at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                   September 30,     December 31,
                                                                                            1997             1996
                                                                                           -----            -----
                                                                                                    (in thousands)
         NOW accounts                                                                  $  26,651         $ 26,477
         Non-interest bearing accounts                                                     7,607            7,594
         Money market, municipal deposits, and other accounts                             67,224           51,408
         Savings and club accounts                                                        33,648           34,541
         Time deposits                                                                   188,102          169,899
                                                                                        --------        ---------
         Total                                                                           323,232          289,919
         Accrued interest payable                                                            375              379
                                                                                        --------         --------
         Total                                                                          $323,607         $290,298
                                                                                        ========         ========

         The Bank pledged mortgage loans and mortgage-backed securities aggregating approximately $6,183,000 for public fund deposits as required by the New Jersey Department of Banking's Governmental Unit Deposit Protection Act.

11.      BORROWINGS FROM FEDERAL HOME LOAN BANK

         Federal Home Loan Bank borrowings due at various dates through 2002 totaled $128,402,000 and $136,622,000 at September 30, 1997 and
         December 31, 1996, respectively. The range of interest rates on these borrowings was 5.08% to 7.52% for both periods. The borrowings from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans.

         Borrowings from the Federal Home Loan Bank at September 30, 1997 and December 31, 1996 included securities sold under agreements to repurchase of $26,268,000 and $27,297,000 respectively. At September 30, 1997, $14,268,000 was due within sixty days and $12,000,000 was due June 1999 and could be extended by one year at the option of the lender. The agreements at December 31, 1996 were all due within thirty days. The weighted average interest rates at September 30, 1997 and December 31, 1996 were 5.91% and 5.61%, respectively. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities with amortized costs of $28,611,000 and $28,935,000 and market values of approximately $28,713,000 and $28,816,000 at September 30, 1997 and December 31, 1996, respectively.

12.      OTHER BORROWED FUNDS

         Other borrowed funds at September 30, 1997 and December 31, 1996 consisted of securities sold under agreements to repurchase. At September 30, 1997 and December 31, 1996, $14,830,000 and $16,526,000
         was due within thirty days, respectively. At the end of each period, $20,000,000 was due November 1998 and could be extended by one year at the option of the lender. The weighted average interest rate was 5.79% and 5.73% at September 30, 1997 and December 31, 1996, respectively. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities in the statements of financial condition. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities with amortized costs of $34,982,000 and $37,755,000 and market values of approximately $35,259,000 and $38,174,000 at September 30, 1997 and December 31, 1996, respectively. The securities underlying the agreements were delivered to, and are held by, the dealers who arranged the transactions.

13.      INTEREST RATE SWAP

         The Company has entered into an interest rate swap as a component of managing interest rate risk. The swap agreement is held for purposes other than trading. Periodic net cash settlements under the swap agreement are accrued as an adjustment to interest expense over the life of the agreement. The Company pays a fixed rate of 6.10% for two years on a notional amount of $20,000,000 and receives three month London Interbank Offered Rates (LIBOR) adjusted every three months (currently 5.72%). The swap was entered into to hedge the Company's short-term borrowings.

14.      COMMITMENTS AND CONTINGENCIES

         Commitments at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                     September 30,    December 31,
                                                                                              1997            1996
                                                                                             -----           -----
                                                                                                     (in thousands)
         Fixed rate mortgage loans (current market rates)                                  $ 2,780        $  2,310
         Adjustable rate mortgage loans                                                        766           1,107
         Purchase of fixed rate mortgage loans                                                 ---           7,189
         Unused lines of credit                                                              5,604           5,421
         Letters of credit                                                                     483             574
         Consumer loans                                                                        639             564
         Loans in process                                                                    1,688           1,222
                                                                                           -------         -------
         Total                                                                             $11,960         $18,387
                                                                                           =======         =======

         At September 30, 1997 all commitments are expected to be funded within one year.

                             FIRST HOME BANCORP INC.
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

        The Company is the sole stockholder of the Bank. Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represented substantially all of the Company's consolidated assets and liabilities at September 30 1997. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans primarily located in New Jersey and Delaware. The Bank provides consumer banking services through eight retail banking offices in New Jersey and two retail banking offices in Delaware. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies.

Forward-looking Statements

        The information contained in the Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 1997 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that ultimately may provide to be inaccurate.

        Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Net Income

        The Company earned $1,152,000 and $3,572,000 or $.43 per share and $1.32 per share for the three and nine month periods ended September 30, 1997. The Company earned $1,133,000 and $3,408,000 or $.41 and $1.25 per share for the three and nine month periods ended September 30, 1996, respectively, before the effect of an imposition of a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") and a recovery of a valuation allowance related to deferred income taxes. After considering the $1,001,000 after-tax effect of the special assessment and the $732,000 effect of the recovery of the valuation allowance, net income totaled $864,000 and $3,139,000 or $.32 and $1.16 per share for the three and nine month periods ended September 30, 1996, respectively.

Net Interest Income

        Net interest income for the three and nine month periods ended September 30, 1997 totaled $3,785,000 and $11,417,000 compared to $3,796,000 and
$11,303,000 for the three and nine month periods ended September 30, 1996, a decrease of $11,000 or .3% for the three month period and an increase of $114,000 or 1.0% for the nine month period, respectively. The decrease in net interest income for the three month period ended September 30, 1997 was attributable to a decline in net interest margin to 2.99% from 3.27% partially offset by an increase in net interest-earning assets for the comparable period last year. The increase in net interest income for the nine month period ended September 30, 1997 was attributable to growth in net interest-earning assets partially offset by a decline in net interest margin to 3.07% from 3.32% for the comparable period last year. Average interest-earning assets increased by $41,515,000 and $41,966,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to the prior year. Average interest-bearing liabilities increased by $37,503,000 and $39,376,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to the prior year. The increases in interest-earning assets was attributable to increases in mortgage-backed securities of $24,288,000 and $30,769,000 and loans receivable of $16,095,000 and $10,850,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to the prior year. The increases in interest-bearing liabilities were primarily attributable to an increase in deposits of $38,992,000 and $27,552,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to the prior year.

The following table sets forth information for the three and nine month periods ended September 30, 1997 and September 30, 1996, respectively, regarding the Company's (1) average balance of interest-earning assets and the resultant interest income and average yields; (2) average balance of interest-bearing liabilities and the resultant interest expense and average costs; (3) net interest income; (4) interest rate spread; and (5) net yield earned on weighted average interest-earning assets. The table is not presented on a tax equivalent basis because the Company's investment in tax-free obligations is insignificant.


                                                                                  Three Months Ended
                                                                 September 30, 1997            September 30, 1996
                                                                 ------------------            ------------------
                                                                                           (dollars in thousands)

                                                                             Average                       Average
                                                          Average             Yield/    Average             Yield/
                                                          Balance  Interest    Rate     Balance  Interest    Rate
                                                        ---------  --------  --------   -------- --------  --------
Interest-earning assets:
 Loans                                                    $273,654   $5,719    8.36%    $257,559   $5,482   8.51%
 Mortgage-backed securities                                199,410    3,533    7.09      175,122    3,164   7.23
 Other (1)                                                  32,786      565    6.90       31,654      548   6.92
                                                         ---------  -------   ------    --------  -------  ------
Total interest-earning assets                              505,850    9,817    7.76      464,335    9,194   7.92
                                                         ---------  -------   ------    --------  -------  ------
Non-interest earning assets                                 13,492                        15,860
                                                         ---------                      --------
 Total assets                                             $519,342                      $480,195
                                                          ========                      ========
Interest bearing liabilities:
 Deposits                                                 $315,784    3,554    4.50     $276,792    3,000   4.34
 Borrowings                                                166,439    2,478    5.96      167,928    2,398   5.71
                                                         ---------  -------   ------    --------  -------  ------
Total interest-bearing liabilities                         482,223    6,032    5.00      444,720    5,398   4.86
                                                         ---------  -------   ------    --------  -------  ------
Non-interest-bearing liabilities                             2,213                         4,483
                                                         ---------                      --------
Total liabilities                                          484,436                       449,203
                                                         ---------                      --------
Shareholders' equity                                        34,906                        30,992
                                                         ---------                      --------
Total liabilities and shareholders' equity                $519,342                      $480,195
                                                          ========                      ========
Net interest income                                                  $3,785                        $3,796
                                                                     ======                        ======
Interest rate spread                                                           2.76%                        3.06%
                                                                               ====                         ====
Net yield on weighted average
 interest-earning assets                                                       2.99%                        3.27%
                                                                               ====                         ====

                                                                             Nine Months Ended
                                                              September 30, 1997           September 30, 1996
                                                              ------------------           ------------------
                                                                                          (dollars in thousands)

                                                                              Average                      Average
                                                         Average              Yield/     Average            Yield/
                                                         Balance   Interest    Rate      Balance  Interest    Rate
                                                        --------   --------  ---------   -------  --------  -------
Interest-earning assets:
 Loans                                                    $266,286  $16,720    8.37%    $255,436  $16,251   8.48%
 Mortgage-backed securities                                196,324   10,527    7.15      165,555    9,099   7.33
 Other (1)                                                  33,430    1,708    6.81       33,083    1,706   6.88
                                                         --------- --------   -----     --------  -------  -----
Total interest-earning assets                              496,040   28,955    7.78      454,074   27,056   7.94
                                                         --------- --------   -----     --------  -------  -----

Non-interest earning assets                                 13,441                        13,629
                                                         ---------                      --------
 Total assets                                             $509,481                      $467,703
                                                          ========                      ========
Interest bearing liabilities:
 Deposits                                                 $303,627   10,103    4.44     $276,075    9,010   4.35
 Borrowings                                                169,982    7,435    5.83      158,148    6,743   5.68
                                                         --------- --------   -----     --------  -------  -----
Total interest-bearing liabilities                         473,609   17,538    4.94      434,233   15,753   4.84
                                                         --------- --------   -----     --------  -------  -----

Non-interest-bearing liabilities                             1,874                         2,673
                                                         ---------                      --------
Total liabilities                                          475,483                       436,896
                                                         ---------                      --------
Shareholders' equity                                        33,998                        30,807
                                                         ---------                      --------
Total liabilities and shareholders' equity                $509,481                      $467,703
                                                          ========                      ========
Net interest income                                                 $11,417                       $11,303
                                                                    =======                       =======
Interest rate spread                                                           2.84%                        3.10%
                                                                               ====                         ====
Net yield on weighted average
 interest-earning assets                                                       3.07%                        3.32%
                                                                               ====                         ====

(1) Consists of interest-earning deposits, short-term funds, investment securities, and Federal Home Loan Bank stock.

Provision for Credit Losses

        The provision for credit losses was $100,000 and $300,000 for the three and nine month periods ended September, 1997 and 1996, respectively. As of September 30, 1997, the allowance for credit losses totaled $3,848,000 or 1.36% of total loans, including loans held for sale, compared to $3,760,000 or 1.42% of total loans, including loans held-for-sale at September 30, 1996.

Other Income

        Other income decreased by $143,000 for the three month period ended September 30, 1997 from the comparable period of 1996. The decrease for the three month period ended September 30, 1997 was attributable to the elimination of the accretion of excess of fair value over cost of $62,000, which ended in the first quarter of 1997, and a decrease in net profits relating to the sale of assets of $54,0000 compared to the comparable period in the prior year.

        Other income decreased by $87,000 for the nine month period ended September 30, 1997 from the comparable period of 1996. The decrease for the nine month period ended September 30, 1997 was attributable to the elimination of the accretion of excess of fair value over cost of $121,000, which ended in the first quarter of 1997, offset by an increase in net profits relating to the sale of assets of $15,000 compared to the comparable period in the prior year.

Operating Expenses

General and Administrative Expense - General and administrative expense decreased $63,000 or 2.8% for the three month period ended September 30, 1997 from the comparable period of 1996. The decrease in general and administrative expense was primarily attributable to a decrease of $104,000 in federal insurance premium which was partially offset by an increase of $47,000 attributable to costs associated with operation, expansion and administration of customer services for the three month period ended September 30, 1997. General and administrative expense increased $86,000 or 1.3% for the nine month period ended September 30, 1997 from the comparable period of 1996.

        The increase in general and administrative expense for the nine month period ended September 1997 was attributable to increases of $209,000 in costs associated with operation, expansion and administration of customer services, $85,000 in marketing costs, $55,000 in salaries and employee benefits and $32,000 in occupancy and equipment expenses. These increases were offset by a decrease of $295,000 in the federal insurance premium for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996.

SAIF Recapitalization Assessment - On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted. The legislation required financial institutions with SAIF insured deposits to pay a special assessment based on deposits as of March 31, 1995 to recapitalize the SAIF. The assessment rate of $.657 per $100 of assessable deposits amounted to a $1,564,000 charge to income before taxes during the quarter ended September 30, 1996. There was no assessment in 1997.

Amortization of Deposit Premium - In January 1995, the Bank acquired two branch offices with deposits of approximately $15,900,000. The premium paid for these deposits is amortized over a period not exceeding the estimated average remaining life of the customer base acquired.

Income Tax Expense

        Income tax expense increased $525,000 and $507,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Pre-tax income increased $1,545,000 and $1,672,000 from the comparable three and nine month periods of 1996.

        A recovery of a valuation allowance related to deferred income taxes was recognized in the amount $732,000 during the quarter ended September 30, 1996. The recovery was recognized after considering the impact of changes in the Internal Revenue Code and the estimated timing of temporary differences related to deferred loan fees for tax purposes. No recovery was recorded in 1997.

Financial Condition

        Total assets increased to $525,092,000 as of September 30, 1997 from $498,399,000 on December 31, 1996, an increase of 7.1% on an annualized basis. This increase was attributable to an increase in loans receivable and mortgage-backed securities. From December 31, 1996 to September 30, 1997 loans receivable and mortgage-backed securities increased by $19,738,000 and $11,634,000, respectively.

        Total liabilities increased to $489,053,000 as of September 30, 1997 from $465,754,000 on December 31, 1996, an increase of 6.7% on an annualized basis. Deposits increased to $323,607,000 as of September 30, 1997 from $290,298,000 on December 31, 1996. This increase was primarily due to increases in time deposits and money market, municipal deposits, and other accounts. From December 31, 1996 to September 30, 1997, time deposits increased by $18,203,000 while money market, municipal deposits, and other accounts increased by $15,816,000. These increases were used to fund the increase in loans receivable and mortgage-backed securities.

        Shareholders' equity increased to $36,039,000 as of September 30, 1997 from $32,645,000 on December 31, 1996. This increase was primarily the result of net income of $3,572,000 for the nine months ended September 30, 1997, less $813,000 paid during the nine month period with respect to cash dividends and cash paid in lieu of fractional shares associated with the four-for-three stock split declared on January 7, 1997. In addition, investments classified as available-for-sale in accordance with the Financial Accounting Standards Board
(FASB) Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" are required to be marked to market on an after-tax basis and unrealized gains or losses reflected as adjustments to shareholders' equity.

        The Company had unrealized losses of $870,000 on December 31, 1996 and unrealized losses of $235,000 on September 30, 1997 or a net decrease in unrealized losses of $635,000.

Asset Quality

        The Company's non-performing assets consist of non-accrual loans, real estate owned and repossessed assets. The following table sets forth information regarding non-performing assets.

                                                                         September 30,   December 31,
                                                                             1997           1996
                                                                         ------------    -----------
                                                                           (dollars in thousands)
Non-accrual loans
   Residential loans                                                       $1,826         $2,316
   Commercial loans                                                           989            592
   Consumer loans                                                             329            305
                                                                           ------         ------
Total non-accrual loans                                                     3,144          3,213
Real estate owned                                                             880            941
Other repossessed assets                                                      ---              7
                                                                           ------         ------
Total non-performing assets                                                $4,024         $4,161
                                                                           ======         ======

Total non-performing assets as a percent of total assets                      .77%           .83%
                                                                              ===            ===

        Although the Company's management monitors the quality of assets on a regular basis, the Company's level of non-performing assets is affected by adverse situations that may affect a borrower's ability to repay and other conditions beyond the Company's control.

Liquidity and Committed Resources

        Liquidity is maintained at a sufficient level to generate cash to fund current loan demand and pay operating expenses. Sources of funds are obtained from loan principal repayments, increases in deposits, sales of loans and investments, increases in borrowed money and from operations. While loan principal repayments are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. As a member of the Federal Home Loan Bank (FHLB) system, the Company may borrow from the FHLB of New York. The Company may also utilize reverse repurchase agreements collateralized by mortgage-backed securities or other securities. Management believes that the Company has sufficient borrowing capacity to compensate for reductions in other sources of funds such as deposits.

        The Company had 5.79% of its assets qualifying for liquidity under applicable federal regulations as of September 30, 1997. The overall liquidity percentage requirement is currently 5% on an average monthly basis.

        At September 30, 1997, the Company had approximately $11,960,000 in outstanding commitments. It is anticipated that these commitments will fund within the next year and funds will be available from normal cash flows.

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

        The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of September 30, 1997 which are anticipated to mature, prepay or reprice in each of the future time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid, based on internal assumptions. Non-performing loans have been excluded from interest-earning assets. Money market deposit accounts (MMDA), municipal deposits, and other accounts, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the OTS.



                                            Twelve
                                            Months         1-3       3-5       5-10    10-20    Over 20
                                           or less       Years     Years      Years    Years      Years     Total
                                           -------       -----     ------     ------  -------   --------   -------
                                                                                            (dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                         $53,890     $23,618  $    660   $    ---  $   ---    $  ---   $ 78,168
   Fixed rate                               27,022      39,368    26,207     31,131   10,960       203    134,891
Mortgage-backed securities
   Adjustable rate                          97,034      16,020       ---        ---      ---        ---   113,054
   Fixed rate                               15,233      23,273    16,171     22,266   11,684      1,047    89,674
Consumer and commercial loans
   Adjustable rate                          12,256         498       ---        ---      ---        ---    12,754
   Fixed rate                               22,809      20,461     7,298      3,834      475        ---    54,877
Loans held for sale                            408         ---       ---        ---      ---        ---       408
Investment securities                        7,618       2,000    12,105        ---      ---     10,186    31,909
Investment securities held-for-trading         592         ---       ---        ---      ---        ---       592
                                           -------     -------   -------    -------  -------    -------   -------
Total                                      236,862     125,238    62,441     57,231   23,119     11,436   516,327
                                           -------     -------   -------    -------  -------    -------   -------
Interest-bearing liabilities:
   Deposits
      Savings accounts                       4,711       7,535     5,573      8,383    5,798      1,648    33,648
      NOW and non-interest
        bearing demand accounts              5,824       8,846     6,094      8,179    4,491        824    34,258
      Money market accounts                 20,839      24,301    11,570      8,870    1,604         40    67,224
      Certificates of deposit              130,015      49,007     9,080        ---      ---        ---   188,102
Borrowings                                 100,899      57,725     4,608        ---      ---        ---   163,232
Interest rate swaps
   (pay fixed, receive floating)           (20,000)     20,000       ---        ---      ---        ---       ---
                                           -------     -------   -------    -------  -------    -------   -------
Total                                      242,288     167,414    36,925     25,432   11,893      2,512   486,464
                                           -------     -------   -------    -------  -------    -------   -------
Excess int.-earning assets (liabilities)  $( 5,426)   $(42,176) $ 25,516    $31,799  $11,226    $ 8,924  $ 29,863
                                          ========     ======== ========   ========  =======    =======  ========
Cumulative excess interest-earning
      assets (liabilities)                $( 5,426)   $(47,602) $(22,086)   $ 9,713  $20,939    $29,863
                                          ========    ========  ========    =======  =======    =======

Ratio of GAP during the period
      to total assets                        (1.03)%    (8.04)%     4.86%      6.06%    2.14%      1.70%
                                             =====      ======      ====       ====      ====      ====

Ratio of cumulative GAP
      to total assets                        (1.03)%    (9.07)%    (4.21)%     1.85%    3.99%      5.69%
                                             =====      =====     ======       ====     ====       ====


Capital

         The Bank is in full compliance with its capital requirements. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The table below presents the Bank's actual and regulatory required capital amounts for core, tangible, tier 1 risk-based and total risk-based capital at September 30, 1997.

                                                                                                  Required to be
                                                                            Required for         Well Capitalized
                                                                          Capital Adequacy         Under Prompt
                                                          Actual             Purposes            Corrective Action
                                                          ------         -----------------       ------------------
                                              Amount    Percentage   Amount     Percentage       Amount  Percentage
                                             -------    ----------   ------     -----------      ------  ----------
                                                                                               (dollars in thousands)
Core (Leverage)                              $34,391        6.57%    $15,715         3.0%        $26,192         5.0%
Tangible                                      34,391        6.57       7,858         1.5             N/A         N/A
Tier I risk-based                             34,391       15.83       8,691         4.0          13,036         6.0
Total risk-based                              37,046       17.05      17,381         8.0          21,726        10.0

Recent Accounting Pronouncements

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" effective for fiscal years ending on or after December 15, 1997. This statement establishes new standards for computing and presenting earnings per share and makes the earnings per share comparable to international standards. Early application is not permitted and the statement requires restatement of all prior period Earnings Per Share (EPS) data presented after its effective date. The EPS as currently reported is not materially different from the Basic EPS or Diluted EPS required by the statement.

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

         In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for all periods ending after December 15, 1997. This statement will not have a material effect in the way the financial statements are presented.

                        Selected Financial and Other Data

------------------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended                 Nine Months Ended
                                                     September 30,      September 30,     September 30,    September 30
                                                           1997             1996              1997            1996
------------------------------------------------------------------------------------------------------------------------


Interest rate spread                                     2.76%             3.06%              2.84%         3.10%
Net yield on interest-earning assets                     2.99%             3.27%              3.07%         3.32%
Return on average assets                                  .89%              .72%               .93%          .89%
Return on average equity                                13.21%            11.16%             14.01%        13.59%
General and administrative
   expenses to average assets                            1.67%             1.86%              1.71%         1.83%
Ratio of interest-earning assets to
   interest-bearing liabilities                          1.05x             1.04x              1.05x         1.04x
Ratio of non-performing assets
   to total assets at end of period                       ---                ---               .77%          .78%
Dividends per common share                               $.10              $.09               $.30          $.27
Book value per share
   at end of period                                       ---                ---            $13.31        $11.63

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY




Part II:       Other Information

Item 6:        Exhibits and Other Reports on Form 8-K

                  (A) Exhibit II - Statement regarding computation of earnings per share

                  (B) Exhibit 27 - Financial Data Schedule

                  (C) No reports on Form 8-K were filed during the quarter for which this report is filed.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST HOME BANCORP INC.
                                         (Registrant)



Date: November 12, 1997                  /s/ Stephen D. Miller
                                         ------------------------------------
                                         Stephen D. Miller
                                         President/Chief Executive Officer


Date: November 12, 1997                  /s/Robert A. DiValerio
                                         ------------------------------------
                                         Robert A. DiValerio
                                         Senior Executive Vice-President/
                                         Chief Financial Officer