Form 10-K
period 1997-12-31
FIRST HOME BANCORP INC \NJ\
filed 1998-03-31
CIK 1009195

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From _______________ to __________________

                         Commission File Number 0-28700

                             FIRST HOME BANCORP INC.
             (Exact name of Registrant as specified in its charter)


             New Jersey                                       22-3423990
   -------------------------------                       ---------------------
  (State or other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                         identification no.)

          125 SOUTH BROADWAY
        Pennsville, New Jersey                                08070
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)


         Registrant's telephone number including area code: 609-678-4400

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock (no par value)
          -----------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $63,100,000.(1)

         The number of shares of Common Stock outstanding as of March 18, 1998 was 2,708,426 shares.

----------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and shareholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the Nasdaq National Market on March 18, 1998. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Item 1.     BUSINESS

Organization

        First Home Bancorp Inc. (the "Company") is a New Jersey corporation and a unitary savings and loan holding company registered under the Home Owners' Loan Act ("HOLA"), as amended. The Company is the parent holding company of First Home Savings Bank, F.S.B. (the "Bank"), a federally chartered savings bank. The Company was organized in February 1996 for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the holding company form of ownership. The reorganization was consummated on May 31, 1996. The Company is registered as a holding company with the Office of Thrift Supervision ("OTS") and is subject to OTS regulation, examination, supervision, and reporting requirements.

        The Bank conducts business from ten offices in Carneys Point, Elmer, Gibbstown, Newfield, Pennsauken, Penns Grove, Pennsville and Westmont, New Jersey, and Stanton and Wilmington, Delaware. The Bank also offers around the clock banking through "HomeLine," a twenty-four hour telephone banking service, and through automated teller machines. Organized as a New Jersey building and loan association in 1928 under the name Penns Grove Building and Loan Association, the Bank changed its name to First Savings and Loan Association of Penns Grove in 1956 when it obtained federal insurance of accounts. On April 15, 1987, it converted to the stock form of organization and in June, 1988 changed its name to First Home Savings Bank, S.L.A. On July 1, 1992, it acquired Fidelity Mutual Savings and Loan Association of Westmont, New Jersey ("Fidelity Mutual") through a conversion merger of Fidelity Mutual with and into the Bank. The acquisition was accounted for as a purchase and resulted in the acquisition of $79.9 million in assets and liabilities of $79.4 million. On June 25, 1993, the Bank merged with and into White Eagle Federal Savings Bank ("White Eagle"), a federally chartered savings bank organized in 1911 operating two offices in Delaware with approximately $31.0 million in assets. As a result of the merger with White Eagle, the Bank became a federally chartered savings bank and changed its name to First Home Savings Bank, F.S.B. The transaction was accounted for as a pooling-of-interests. On January 23, 1995, two retail-banking offices were acquired and deposits of $15.9 million were assumed. The transaction was accounted for as a purchase.

        Accordingly, the assets and liabilities of Fidelity Mutual and the two retail-banking offices were recorded at their fair market values on the books at the time of the acquisitions and the historical results of operations prior to the acquisitions were not adjusted.

        On December 18, 1997, the Company and Sovereign Bancorp ("Sovereign") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition (the "Merger") of the Company by Sovereign. Subject to the terms of the Merger Agreement, and as adjusted for a six for five stock split previously announced by Sovereign which is payable on April 15, 1998, each holder of Company common stock will receive as consideration upon consummation of the transaction $31.25 in value of Sovereign common stock for each share of Company common stock if Sovereign's stock price remains between $15.00 and $18.33 per share during the 15-day period prior to the closing of the transaction. If the average price of Sovereign's stock drops below $15.00 per share during the pricing period prior to closing, shareholders of the Company would be entitled to receive a fixed rate of 2.083 shares of Sovereign common stock for each share of Company common stock. If Sovereign's average stock price is above $18.33 per share during the pricing period prior to Closing, shareholders of the Company would be entitled to receive a fixed rate of 1.705 shares of Sovereign common stock for each share of Company common stock.

        The Merger Agreement may be terminated by the Company if the average stock price of Sovereign common stock is less than $11.25 per share, provided however, that if the Company elects to terminate the

Agreement because Sovereign's average stock price is less than $11.25, Sovereign shall have the option to elect to increase the Applicable Exchange Ratio (as defined in the Merger Agreement) to an amount which when multiplied by the Sovereign average stock price, determined as of the Closing Date, is equal to $23.44. In addition, the Merger Agreement may be terminated by mutual consent of the parties, and by either party in the event closing does not occur by July 31, 1998. Additionally, either party may terminate the Merger Agreement based upon the other party's failure to perform or observe in any material respect its obligations under the Merger Agreement.

        Consummation of the transactions contemplated by the Merger Agreement is subject to various conditions, including (i) receipt of the requisite approval of the Merger Agreement by the shareholders of the Company, (ii) receipt of requisite regulatory approvals from the OTS and any other applicable regulatory authorities, (iii) receipt of opinions from the parties' respective legal counsel (including an opinion by Sovereign's counsel as to the tax treatment of certain aspects of the Merger), (iv) receipt of a letter from Sovereign's independent public accountants to the effect that the Merger shall be accounted for as a pooling-of-interests, and (v) satisfaction of certain other conditions. Consummation of the Merger is expected in the second quarter of 1998.

        Substantially, all of the Company's consolidated revenues are derived from the operations of the Bank with the Bank representing substantially all of the Company's consolidated assets and liabilities at December 31, 1997. At December 31, 1997, the Company had total consolidated assets, deposits and net worth of approximately $537.8 million, $326.0 million and $37.4 million, respectively.

        The Company's principal business consists of attracting deposits from the general public through its offices and investing such deposits, together with funds from borrowings and operations, primarily in loans (including construction loans) secured by single-family residential real estate, consumer loans and, to a lesser extent, loans secured by commercial real estate. At present, the Company also maintains a portfolio of mortgage-backed securities ("MBS") and other permissible investments, and, through its service corporation, engages in the sale of insurance annuities.

        The Company is subject to examination and comprehensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of New York ("FHLB of New York" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). The Bank is also subject to regulation by the Federal Reserve Board ("FRB") governing reserves required to be maintained against deposits and certain other matters.

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

Loan Portfolio Composition

        At December 31, 1997, the net loan portfolio totaled $276.3 million, representing 51.4% of the Company's total assets. Gross loans amounted to $284.6 million, of which $234.0 million were mortgage loans comprised of $216.3 million in residential mortgage loans and construction loans and $17.7 million in commercial real estate loans. In addition, $48.2 million was invested in consumer loans and $2.3 million in commercial business loans at December 31, 1997.

        The following table sets forth the composition of the loan portfolio by type of loan as of the dates indicated.


                                                                            At December 31,
                             ------------------------------------------------------------------------------------------------------
                                       1997                  1996                 1995                 1994              1993
                              -----------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
                                Amount         %      Amount         %      Amount       %     Amount        %     Amount        %
                              ----------     ----    --------      ----    --------     ---   --------      ---   --------      ---
Real Estate loans:
  Residential property.......  $208,809      73.4%   $201,269      75.7%   $203,375     77.4%  $190,499     77.2%  $161,507    72.8%
  Loans held for sale........       310        .1         676        .3         418       .2        288       .1     16,967     7.6
  Construction...............     5,486       1.9       3,824       1.4       3,258      1.2      3,707      1.5      5,449     2.5
  FHA and VA loans...........     1,674        .6       2,304        .9       2,890      1.1      2,277       .9      2,711     1.2
  Commercial.................    17,715       6.2      17,214       6.5      15,671      6.0     16,398      6.7     14,476     6.5
                               --------     -----   ---------     ------   --------   ------   --------    ------  --------   -----
Total real estate loans......   233,994      82.2     225,287      84.8     225,612     85.9    213,169     86.4    201,110    90.6
                               --------     -----   ---------     ------   --------   ------   --------    ------  --------   -----
Other commercial loans.......     2,348        .8       1,948        .7       1,233       .5        928       .4        705      .3
                               --------     -----   ---------     ------   --------   ------   --------    ------  --------   -----

Consumer loans:
  Mobile home loans..........     5,651       2.0      6,606        2.5       7,805      3.0      9.705      4.0        475      .2
  Equity.....................    33,691      11.8      23,472       8.8      20,307      7.7     17,060      6.9     14,416     6.5
  Automobile loans...........     4,720       1.7       4,631       1.8       4,088      1.6      3,017      1.2      2,933     1.3
  Savings account loans......     1,950        .7       1,900        .7       1,712       .6      1,573       .6      1,573      .7
  Other loans................     2,211        .8       1,847        .7       1,827       .7      1,281       .5        774      .4
                               --------     -----   ---------     ------   --------   ------   --------    ------  --------   -----
Total consumer loans.........    48,223      17.0      38,456      14.5      35,739     13.6     32,636     13.2     20,171     9.1
                               --------     -----   ---------     ------   --------   ------   --------    ------  --------   -----
Total loans receivable.......   284,565     100.0%    265,691     100.0%    262,584    100.0%   246,733    100.0%   221,986   100.0%
                                            =====                 =====                =====               =====              =====
Less:
  Loans in process...........    (3,045)               (1,222)               (1,681)             (1,114)             (2,065)
  Net deferred loan fees,
  premiums  and discounts        (1,618)               (1,800)               (2,124)             (2,136)             (1,214)
Allowance for credit losses..    (3,616)               (3,760)               (3,562)             (3,315)             (2,663)
                               --------             --------               ---------            -------            --------
Total loans receivable, net..  $276,286              $258,909              $255,217            $240,168            $216,044
                               ========              ========              ========            ========            ========


Contractual Maturities

         The following table reflects the scheduled contractual maturities of the loan portfolio by type of loan at December 31, 1997. Loans with adjustable or variable rates are included in the period in which they mature. Contractual maturities of loans do not reflect anticipated repayments of the loan portfolio. The actual life of the loan is generally substantially less than the contractual life because of loan prepayments and due-on-sale clauses in the mortgage contract. The table does not include non-performing loans, unamortized premiums, discounts and fees.



                                  Balance at                     Principal Repayments Contractually
                                  December 31,                   Due in Year(s) Ending December 31,
                                 ------------- ----------------------------------------------------------------------
                                                                              2001-     2003-     2008-    2013 and
                                     1997        1998      1999      2000      2002     2007      2012    Thereafter
                                 ------------- --------- --------- --------  -------- --------- --------- -----------
                                                                    (in thousands)
Residential loans:
   Adjustable rate..............       $75,946   $ 5,035   $ 1,768  $ 2,028   $ 3,812   $11,429   $13,490     $38,384
   Fixed rate...................       134,508     8,473     9,302    9,635    19,986    48,908    27,662      10,542
Consumer loans
   Adjustable rate..............         4,161        32        27       27        54       132       130       3,759
   Fixed rate...................        43,752     7,746     6,396    5,828     8,900    10,221     2,604       2,057
Commercial loans
   Adjustable rate..............         7,952     1,935       478      424       732     1,463     1,501       1,419
   Fixed rate...................        11,533     1,787     1,339    1,767     1,806     3,186     1,429         219
                                    ---------- --------- --------- --------- ------------------ ---------  ----------
Total loans.....................      $277,852   $25,008   $19,310  $19,709   $35,290   $75,339   $46,816     $56,380
                                      ========   =======   =======  =======   =======   =======   =======     =======



         Of the $252.8 million total loans due after one year, $171.7 million are fixed rate loans and $81.1 million are adjustable rate loans.

Real Estate Lending

         Residential Loans. The primary lending activity is the origination of conventional loans to enable borrowers to purchase, refinance or construct single-family homes. Mortgage loans originated are generally long-term loans that amortize on a monthly basis, with principal and interest payments due each month.

         To shorten the period for assets to reprice, adjustable-rate mortgage loans are originated which reprice either annually or on a three year basis. However, to enhance the yield and to remain competitive, loans are originated at fixed interest rates at terms from five to thirty years. Fixed-rate residential loans granted for terms of thirty years are generally originated with the intent for sale into the secondary market. These loans are generally classified as loans held for sale. Generally, after their sale, the loans continue to be serviced by the Company. Adjustable rate residential mortgage loans amounted to approximately $75.9 million, or 36.2% of the portfolio of residential mortgage loans at December 31, 1997.

         Currently, adjustable-rate residential mortgage loans are offered that have terms of thirty years and interest rates which adjust (up or down) every one or three years, or initially three years then every year thereafter, with a maximum adjustment of two percentage points per adjustment period and six percentage points over the life of the loan. The index used to calculate the interest rate adjustment is the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one or three years as made available in Federal Reserve Bulletin (H15).

         Substantially all fixed-rate residential mortgages include so-called "due on sale" clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells or otherwise disposes of the real property. The Company utilizes the due on sale clause as a means of accelerating the rate of early repayment of fixed-rate loans.

         The Company generally limits the maximum loan-to-value ratio on residential real estate loans to 90%. However, if private mortgage insurance is obtained, up to 95% of the appraised value of the real estate securing the loan could be loaned.

         Generally, title insurance policies are obtained on all real estate loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account for the payment of real estate taxes and hazard insurance premiums.

         Construction Loans. On a limited basis, residential construction loans are granted. These loans are generally made on a non-speculative basis to the owner occupants of the real estate, have terms of no longer than ten months and provide for fixed or floating interest rates. All residential construction loans are either repaid in full or converted to permanent loans when the construction is completed. On a limited basis, commercial construction loans are also granted. These loans are not actively solicited and are made on a case-by-case basis to existing customers. At December 31, 1997 construction loans comprised 1.9% of the total loan portfolio.

         Commercial Real Estate Loans. While the focus of lending is on single-family residential real estate loans, on a limited basis, loans secured by mortgages on commercial real estate are granted. These loans are not actively solicited and are made on a case-by-case basis. At December 31, 1997 commercial real estate loans totaled $17.7 million, or 6.2% of the total loan portfolio. Collateral securing these loans include retail businesses, apartment dwellings and other commercial type security. The loans are offered for various maturities, interest rates and fees.

         Commercial real estate loans generally involve a greater amount of risk than residential mortgage loans. Typically such loans involve lending substantially larger amounts to single borrowers, or groups of related borrowers, than residential loans and the repayment experience on the loan generally depends on the cash flow generated by the property securing the loan. In determining loan terms, including interest rates and origination fees, management considers both current market conditions and its analysis of the risks associated with the particular project. The underwriting policies with respect to commercial real estate are designed to help assure that a project's estimated cash flow and applicable guarantees are sufficient to service the debt and that the collateral provides adequate coverage in the event of a default. Generally, loan-to-value ratios on commercial real estate do not exceed 80%. All properties are appraised by independent professional appraisers and are reviewed by an officer of the Bank.

Consumer Loans

         Consumer lending includes home equity lines of credit, home improvement loans, automobile loans, savings account loans, and other consumer loans, including mobile home loans and secured and unsecured personal loans. Equity lines of credit require principal payments of $100 per month or 1/180 of the remaining balance, whichever is greater. Home equity loans generally have terms of ten years or less while all other consumer loans have terms of five years or less. The interest rate on equity lines of credit float monthly based on the prime rate. Other consumer loans carry fixed interest rates that are generally higher than the rates offered on residential mortgage loans. At December 31, 1997, the consumer loan portfolio was $48.2 million, or 17.0% of total loans.

         During 1994, $10.0 million in fixed rate, seasoned consumer loans were purchased from the Resolution Trust Corporation. The loans had initial terms of 15 and 20 years and are collateralized by mobile homes located in various states. Collection and other servicing activity is performed by a third party. The outstanding balance as of December 31, 1997 was $4.7 million, or 1.7% of total loans.

Commercial Business Loans

         On a limited basis, loans for commercial business purposes are granted. These loans are not actively solicited and are made on a case-by-case basis to existing customers. At December 31, 1997, commercial business loans totaled $2.3 million and represented 0.8% of the loan portfolio. The loans are both secured and unsecured and have various rates and terms. The loans are generally subject to monthly repricing or are made on a short-term demand basis. Repricing is based on the prime rate plus a margin.

Loan Origination, Purchase and Sale

         Thirty year fixed rate, and some hybrid variable rate residential real estate loans are generally originated in conformity with standard underwriting criteria to assure maximum eligibility for possible resale in the secondary market. Fifteen year fixed rate and certain adjustable rate mortgages are originated for portfolio. Loan originations are developed from a number of sources. Residential loans in the local market area are generated primarily from business development officers, advertising, walk-in customers and referrals from local real estate brokers and existing customers. Consumer loan originations are currently being generated primarily through the branch network and advertising.

         The mortgage loan approval process assesses the borrower's ability to repay the loan, and the adequacy of the value of the property that will secure the loan. Residential real estate loans are approved by the Vice President-Lending or the Executive Vice President of Lending/Operations (EVP-LO) within certain limits. Loans between $300,000 and $750,000 require approval by the Vice President-Lending and the EVP-LO. Loans between $750,000 to $1,000,000 require approval by the Loan Committee. The Loan Committee consists of four members of the Board of Directors, three of which are independent outside directors. Loans that exceed $1,000,000 or loans in excess of the "Loans to One Borrower" policy limits (50% of regulatory limit or $2.7 million) are reviewed by and require the approval of the Board of Directors.

         Consumer loans and commercial business loans are underwritten on the basis of the borrower's credit history, an analysis of the borrower's ability to repay the loan, and the value of the collateral, if any. Consumer loans up to $100,000 are approved by the Consumer Loan Manager. Consumer loans between $100,000 and $300,000 are required to be approved by Consumer Loan Manager or Vice President-Lending and the EVP-LO. Loans between of $300,000 and $500,000 require the approval of the Loan Committee. Loans in excess of $500,000 or loans in excess of the "Loans to One Borrower" policy limits (50% of regulatory limit or $2.7 million) requires the approval of the Board of Directors.

         Loans are also purchased from financial institutions and other third parties. Generally, the loans are collateralized by single-family residential properties and are located in various states. The Company purchased residential loans totaling $19.4 million, $6.1 million and $22.2 million, during the years ended December 31, 1997, 1996 and 1995, respectively. In most instances, collection and other servicing activity is performed by a third party servicer.

         To reduce its portfolio of fixed-rate mortgages and to provide servicing fee income and additional liquidity to continue lending, residential loans are sold for cash directly to FHLMC, FNMA or other investors. The Company retains as a servicing fee a portion of the interest paid by the borrower on loans sold. Servicing responsibilities include loan payment collections and other loan related servicing duties. At December 31, 1997, approximately $65.2 in loans were serviced for others.

         The following table indicates mortgage loan origination, purchase, repayment and sale activity during the periods indicated.

                                                                       Years Ended December 31,
                                                      -----------------------------------------------------------
                                                         1997        1996        1995        1994        1993
                                                      ----------- ----------- ----------- ----------- -----------
                                                                            (in thousands)
Total gross loans receivable at beginning of period..    $265,691    $262,584    $246,733    $221,986    $185,466
Loans originated:
    Construction (reported gross)....................       7,528       6,149       5,729       6,989       7,813
    Loans on existing property.......................      23,550      31,068      20,461      46,348      58,300
    Commercial loans.................................       3,687       5,885       2,588       3,329       3,880
    Consumer and other loans.........................      25,268      15,994      14,965      12,390       9,439
                                                        ---------   ---------   ---------   ---------   ---------
Total loans originated...............................      60,033      59,096      43,743      69,056      79,432
Loans purchased (net)................................      19,437       6,121      22,227      23,239      36,006
                                                        ---------  ----------   ---------   ---------  ----------
Total loans originated and purchases.................      79,470      65,217      65,970      92,295     115,438
Loans sold...........................................      (7,013)     (8,588)     (6,132)    (18,317)    (26,327)
Principal repayments.................................     (54,715)    (52,515)    (44,201)    (49,183)    (52,952)
Other................................................       1,132      (1,007)        214         (48)        361
                                                        ---------  ----------  ------------------------ -----------
Net loan activity....................................      18,874       3,107      15,851      24,747      36,520
                                                       ---------- -----------  ----------  ----------  ----------
Total gross loans receivable at end of period .......    $284,565    $265,691    $262,584    $246,733    $221,986
                                                         ========    ========    ========    ========    ========


Geographic Lending Area

         The Company has authority to lend anywhere in the United States. Although loan originations are generally in the vicinity of its branch network, it purchases loans which are collateralized by single-family residential properties located in various states from financial institutions and other third parties. At December 31, 1997, the majority of mortgage loans receivable were collateralized by property located in New Jersey and Delaware.

         All consumer and commercial business loans are located in the Company's immediate market area except the mobile home loans purchased in 1994. The mobile home loans with outstanding balances totaling $4.7 million at December 31, 1997 are located in various states throughout the U.S.

Loan Origination and Other Fees

         Fees are received both for the origination of loans and for making commitments to originate residential loans and MBS. Fees are also received with respect to residential mortgage loans that it services, including late charges, and credit life insurance premiums. Loan fees and discounts vary with the type and terms of loans and with competitive and economic conditions. Generally, all loan fees in excess of loan origination costs are deferred and amortized into income over the estimated life of the related loans.

         In the lending process, loan fees are charged which are calculated as a percentage of the amount borrowed. The fees received in connection with the origination of residential real estate loans generally do not exceed 3.0%. An additional 1.0% is charged for providing the financing in connection with the origination of a construction loan. Net deferred fees, premiums and discounts amounted to $1.6 million, $1.8 million and $2.1 million as of December 31, 1997, 1996 and 1995, respectively.

         Servicing fees relating to residential mortgage loans sold amounted to $190,000, $214,000, and $231,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

Asset Quality

         When a required payment on a loan is more than fifteen days late, a late charge is assessed. If the late payment is not received within fifteen days after it is due, the borrower is contacted by mail and payment is requested. In most cases, the payment is made by the borrower as a result of this contact. If the delinquency continues, the borrower is contacted again. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs.

         If a mortgage loan continues in a delinquent status for more than ninety days, the Company generally will initiate appropriate legal action, including commencing foreclosure proceedings or accepting from the borrower a voluntary deed-in-lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated or paid-in-full, the property is sold at a judicial sale at which, in some instances, the Company is the buyer. The acquired property is then carried as "real estate owned" until sold. Such sales may be financed with a "loan to facilitate" which usually involves more favorable borrowing terms than normally permitted by the Company's loan underwriting criteria. The collection process for loans not secured by real estate may involve seizure and liquidation of collateral, if any.

         Generally, loans are placed on a "non-accrual" basis when contractually past due over 90 days. When a loan is placed on a non-accrual basis, any accrued and unpaid interest on such loan is reversed and charged against current income. Loans may be restored to accrual status if the borrower has demonstrated the ability to make future payments of principal and interest.

         Real estate owned is carried at the lower of cost (carrying value at the date of acquisition) or estimated fair value less estimated costs to sell. Subsequent costs directly related to the completion of construction or improvement of the real estate are capitalized to the extent realizable. Gains on the sale of real estate are recognized upon disposition of the property to the extent allowable based on generally accepted accounting principals (GAAP). Losses on such sales are charged to operations as incurred. Carrying costs, such as maintenance and property taxes are charged to operations as incurred.

         Non-performing assets amounted to $4.2 million, $4.2 million and $3.4 million at December 31, 1997, 1996 and 1995, respectively. Non-performing assets as a percentage of total assets were 0.8%, at each of December 31, 1997, 1996 and 1995. There were no significant changes in the amount and type of non-performing assets from 1996 and 1997. The increase from 1995 to 1996 was attributable to an increase in delinquencies on loans serviced by others from $754,000 in 1995 to $1,122,000 in 1996 and an increase in real estate owned from $426,000 in 1995 to $941,000 in 1996. Of the $1,122,000 in delinquent loans that are serviced by others at December 31, 1996, $269,000 have FHA insurance or a VA guaranty. The liquidation of non-performing assets is dependent upon the economy, demand for real estate and interest rates.

         On January 1, 1995, Financial Accounting Standards Board (FASB) Statement 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114) was adopted which changed the in-substance foreclosure rules. In-substance foreclosed loans are now classified as loans and stated at the lower of cost or fair value.

         The following table sets forth for the periods indicated certain information regarding non-performing assets. At December 31, 1997, three past due loans of more than 90 days with balances totaling $267,000 were accruing interest. Two loans are in the process of being refinanced by another financial institution. These loans are anticipated to be repaid at the end of March 1998. The third loan is paying in accordance with a repayment agreement. At December 31, 1995, one past due loan of more than 90 days with a balance of $109,000 was accruing interest. The loan was paying in accordance with an agreement with the bankruptcy court. No loans were past due and accruing interest at the other periods shown.

                                                                               At December 31,
                                                           --------------------------------------------------------
                                                              1997       1996        1995        1994       1993
                                                           ---------- ----------  ----------  ---------- ----------
                                                                            (dollars in thousands)
Non-accrual loans.........................................
    Residential...........................................     $2,471     $2,316      $2,308      $3,732     $2,870
    Commercial............................................        577        592         352         731        913
    Consumer..............................................        310        305         261         108         81
                                                              -------    -------    --------      ------     ------
Total non-accrual loans...................................      3,358      3,213       2,921       4,571      3,864
Real estate owned.........................................        855        941         481         303        551
Other repossessed assets..................................         --          7           6          --         23
                                                              -------    -------    --------      ------     ------
Total non-performing assets...............................     $4,213     $4,161      $3,408      $4,874     $4,438
                                                               ======    =======      ======      ======     ======
Total non-performing assets as a percent of total assets..        0.8%       0.8%        0.8%        1.3%       1.3%
                                                               ======    =======      ======      ======     ======


         A committee comprised of the President, EVP-LO, Chief Financial Officer, Vice President-Lending/Operations, Investment Officer, and Treasurer of the Bank monitors the quality of its assets on a periodic basis. Under OTS regulations, all assets are subject to a classification system that has three categories: (i) Substandard, (ii) Doubtful, and (iii) Loss. An asset may fall within more than one category and a portion of the asset may remain unclassified.

         Assets classified Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.

         Assets classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of existing facts, highly questionable and improbable.

         Assets classified Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an assets has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off the asset even though partial recovery may be effected in the future.

         The regulation also established a special mention category. Assets included in this category do not currently expose the Company to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's attention. As of December 31, 1997, $2.3 million in loans was categorized as special mention.

         The Company is required to classify its assets on a regular basis. In addition, in connection with examinations by the OTS, examiners have the authority to identify problem assets and, if appropriate, classify them. When assets are classified as Substandard or Doubtful, the Company is required to establish prudent general allowances for loan losses. When assets are classified as Loss, the Company is required to establish specific allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's risk-based capital, while specific valuation allowances for loan losses do not qualify as risk-based capital. The Company's policy is not to carry specific valuation allowances on classified assets. The OTS District Director of an insured institution has the authority to approve, disapprove or modify any classifications of assets made pursuant to the regulation and any amounts of allowances for loan losses established by insured institutions or required by examiners pursuant to the regulation.

         The following table sets forth information regarding assets classified as Substandard as of December 31 for each of the following years. No assets were classified as Doubtful and any asset classified as Loss was charged-off.

                                                                    At December 31,
                                               ---------------------------------------------------------
                                                  1997       1996        1995        1994       1993
                                               ---------- ----------- ----------  ---------- -----------
                                                                (dollars in thousands)

Real estate owned............................     $   855     $   941    $   481     $   303     $   551
Other repossessed assets.....................          --           7          6          --          23
Commercial real estate loans.................         577         592        352         731         913
Residential mortgage loans...................       2,471       2,316      2,308       3,732       2,870
Consumer loans...............................         310         305        261         108          81
                                                   ------      ------     ------      ------      ------
Total classified assets......................      $4,213      $4,161     $3,408      $4,874      $4,438
                                                   ======      ======     ======      ======      ======
Ratio of classified assets to total assets...         0.8%        0.8%       0.8%        1.3%        1.3%
                                                   ======      ======     ======      ======      ======


         The following is a description of classified assets:

         Real Estate Owned and Other Repossessed Assets. At December 31, 1997, 11 real estate owned properties were classified as Substandard. The properties are for sale and are either vacant or rented.

         Loans. At December 31, 1997, 79 residential, commercial and consumer loans were classified as Substandard.

         Allowance for Credit Losses. Allowance for credit losses is established based on the perceived risk of the loan portfolio. The allowance is reviewed and adjusted based upon a number of factors, including asset classifications, economic trends, industry experience, geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, historical loss experience and underwriting practices. If certain real estate markets weaken, particularly New Jersey and Delaware, increases in the allowance may be required in future periods.

         Charge-offs are recorded against specific loans when losses are probable and can be estimated. When this occurs, management considers the remaining principal balance and estimated net realizable value of the property collateralizing the loan. Current and future operating and/or sales conditions are considered. These estimates are susceptible to changes that could result in further adjustment to results of operations. Recovery of the carrying value of such loans is dependent to a great extent, on economic, operating and other conditions that may be beyond management's control.

         The table shown below reflects the changes in the allowance for credit losses for the years indicated.


                                                                  Real Estate Mortgage
                                                ---------------------------------------------------------
                                                                     (in thousands)
                                                 Residential    Commercial       Other         Total
                                                -------------  ------------- ------------- --------------
Balance at January 1, 1995.....................    $ 1,593       $    984      $    738        $ 3,315
    Additions charged to operations............         50             50           500            600
    Recoveries.................................          7             40           180            227
    Losses charged.............................       (165)            --          (415)          (580)
                                                  --------        -------      --------       --------
Balance at December 31, 1995...................      1,485          1,074         1,003          3,562
    Additions charged to operations............        100             75           225            400
    Recoveries.................................         21             59            75            155
    Losses charged.............................       (136)           (13)         (208)          (357)
                                                  --------      ---------      --------       --------
Balance at December 31, 1996...................      1,470          1,195         1,095          3,760
    Additions charged to operations............         25            125           250            400
    Recoveries.................................         28             20           116            164
    Losses charged.............................       (113)          (268)         (327)          (708)
                                                  --------       --------      --------       --------
Balance at December 31, 1997...................     $1,410         $1,072        $1,134         $3,616
                                                    ======         ======        ======         ======

         Net charge-offs from loans and foreclosed real estate as percentage of average loans outstanding were as follows for the years indicated:


                                                                     1997             1996             1995
                                                                   --------         --------         --------
                                                                                   (in thousands)

Net charge-offs (recoveries) from loans.......................       $544             $202              $353
Net charge-offs (recoveries) from foreclosed real estate......         37               90               (65)
                                                                    -----           ------            -----
Total.........................................................       $581             $292              $288
                                                                     ====             ====              ====
% of average loans outstanding................................        .22%             .11%              .12%
                                                                     ====             ====              ====

         The table below summarizes the general valuation allowance for loans by asset classification and as a percentage of those portfolios for the years indicated.


                                              1997                         1996                          1995
                                   ---------------------------  ---------------------------  ----------------------------
                                                   Percentage                   Percentage                   Percentage
                                      Amount      of Portfolio     Amount      of Portfolio      Amount     of Portfolio
                                   -------------  ------------  -------------  ------------  -------------- -------------
                                                                       (in thousands)

Residential real  estate loans       $1,410             .65%        $1,470          .71%          $1,485         .71%
Commercial real  estate loans         1,072            6.05          1,195         6.94            1,074        6.85
Other loans                           1,134            2.24          1,095         2.85            1,003        2.71
                                      -----            ----          -----         ----            -----        ----
Total                                $3,616            1.29%        $3,760         1.42%          $3,562        1.36%
                                     ======            ====         ======         ====           ======        ====

         For further discussion and summary of loss provisions see "Management's Discussion and Analysis, Results of Operations -- Allowance and Provision for Credit Losses" and Note 6 to the Consolidated Financial Statements.

Investment Securities Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to invest in other approved security investments. See "Regulation-Liquidity" and "Management's Discussion and Analysis of Financial Condition -- Liquidity, Cash Flows and Committed Resources."

         On December 31, 1993, Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) issued by the Financial Accounting Standards Board was adopted. For additional information see Notes 1, 2, 3, and 4 of Notes to the Consolidated Financial Statements.

         In accordance with FAS 115, investments are classified into three categories; those held-to-maturity and reported at amortized cost, for which the Company has the positive intent and ability to hold-to-maturity of those classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity; and those classified as trading securities and reported at fair value with unrealized gains and losses included in earnings.

         The table below sets forth the composition of the investment securities portfolio at amortized cost for the years indicated.


                                                                  At December 31,
                                                       -------------------------------------
                                                         1997          1996           1995
                                                       --------      --------       --------
                                                                  (in thousands)
Held to maturity:
     Tax exempt obligations......................      $  2,233      $  2,321        $   517
     Federal Home Loan Bank stock................         7,376         7,376          5,317
                                                       --------      --------       --------
Subtotal.........................................         9,609         9,697          5,834
                                                       --------      --------       --------
Held for trading:
     Mutual fund.................................            64            60             57
                                                       --------      --------       --------
Subtotal.........................................            64            60             57
                                                       --------      --------       --------
Available-for-sale:
     U.S. Government agencies ...................        13,459        17,976         19,970
     Corporate notes.............................         3,629         4,336          6,310
     Common stock................................           791            --             --
     Preferred stock.............................         2,548         2,548          2,097
                                                       --------      --------       --------
Subtotal.........................................        20,427        24,860         28,377
                                                       --------      --------       --------
Total............................................       $30,100       $34,617        $34,268
                                                       ========      ========       ========


         The investment securities portfolio at December 31, 1997 categorized by maturity is as follows:


                                                                                      Weighted
                                                                  Amortized            Average
                                                                     Cost               Yield
                                                                 ------------       -------------
                                                                      (dollars in thousands)
No maturity...............................................            $10,779           6.41%(1)
Due in one year or less...................................              5,229           5.54%
Due after one year through five years.....................             14,092           6.77%
                                                                     --------
Total.....................................................            $30,100
                                                                      =======

         (1) Includes current dividend yield on FHLB stock, preferred and common stock.

         The following table sets forth the purchase, transfer, maturity activity and repayments at amortized cost of the investment securities during 1997, 1996, and 1995.


                                                              Year ended December 31,
                                                      ----------------------------------------
                                                        1997           1996             1995
                                                      --------       --------         --------
                                                                   (in thousands)

Investment securities at beginning of period.........  $34,617        $34,268          $39,867
Purchases............................................
     U.S. Government agencies........................    7,465          9,026           10,965
     Corporate notes.................................       --             --            2,934
     Tax exempt obligations..........................    1,756          2,321              517
     Federal Home Loan Bank stock....................       --          2,058              660
     Mutual fund.....................................        4              3                5
     Common stock....................................   10,597          9,369            1,812
     Preferred stock.................................       --          1,500               --
                                                      --------       --------         --------
Total purchases......................................   19,822         24,277           16,893
                                                      --------       --------         --------
Sales................................................
     Stock...........................................    9,809         10,418            2,216
                                                      --------       --------         --------
Total sales..........................................    9,809         10,418            2,216
                                                      --------       --------         --------
Maturities...........................................
     U.S. Treasury note..............................       --             --            1,000
     U.S. Government agencies........................   12,011         10,996           13,000
     Corporate notes.................................      725          1,997            5,555
     Tax exempt obligations..........................    1,794            517              721
                                                      --------       --------         --------
Total maturities.....................................   14,530         13,510           20,276
                                                      --------       --------         --------
Investment securities at end of period...............  $30,100        $34,617          $34,268
                                                      ========       ========         ========

Mortgage-Backed Securities Activity

         A substantial part of the Company's business includes investments in MBS. The Company invests in MBS to supplement local loan originations as well as to reduce interest rate risk.

         On December 31, 1993, FAS 115 issued by the Financial Accounting Standards Board was adopted. The MBS portfolio is classified as either held-to-maturity or available-for-sale. For additional information see Notes 1 and 5 of Notes to the Consolidated Financial Statements.

         The following table sets forth the composition of the mortgage-backed securities portfolio at amortized cost by category.


                                                                   At December 31,
                                                      ------------------------------------------
                                                         1997          1996              1995
                                                      ----------     ---------        ----------
                                                                    (in thousands)

Held to maturity.....................................
     FNMA pass-through certificates..................  $   9,672     $       --       $       --

     FHLMC pass-through certificates.................      8,771            --                --
     Non-agency pass-through certificates............      5,444         6,143             7,320
     REMIC...........................................    104,001        91,248            60,675
                                                      ----------     ---------        ----------
Subtotal.............................................    127,888        97,391            67,995
                                                      ----------     ---------        ----------

Available-for-sale:
     FNMA pass-through certificates..................      1,482         1,863             2,341
     FHLMC pass-through certificates.................      2,997         4,342             5,574
     GNMA pass-through certificates..................      4,875         6,070             7,775
     REMIC...........................................     78,520        80,416            63,633
                                                      ----------     ---------        ----------
Subtotal.............................................     87,874        92,691            79,323
                                                      ----------     ---------        ----------
Total................................................   $215,762      $190,082          $147,318
                                                      ==========     =========        ==========


         The mortgage-backed securities portfolio at December 31, 1997 categorized by contractual maturity is as follows:

                                                        Amortized                 Weighted
                                                            Cost                Average Yield
                                                        ------------          -----------------
                                                                 (dollars in thousands)

Due after one year through five years...................  $    2,022                7.74%
Due after five years through ten years .................       7,012                7.56%
Due after ten years ....................................     206,728                6.75%
                                                           ---------
Total...................................................    $215,762
                                                            ========


         Actual maturities will differ from contractual maturities due to prepayments.

         The following table sets forth the purchase, transfer, sales activity, repayments and amortization of fair market premium at amortized cost of the MBS during 1997, 1996, and 1995.


                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                         1997           1996           1995
                                                      ----------     ----------     ----------
                                                                   (in thousands)

MBS at beginning of period...........................   $190,082       $147,318      $  99,417
Purchases of MBS.....................................     46,814         55,491         54,841
Sales of MBS.........................................         --         (3,612)            --
Principal repayments.................................    (21,134)        (9,085)        (6,800)
Amortization of fair market premium..................         --            (30)          (140)
                                                      ----------     ----------     ----------
MBS at end of period.................................   $215,762       $190,082       $147,318
                                                      ==========     ==========     ==========


Deposit and Borrowing Activities

General

         Deposits are the principal source of funds for lending and other investment purposes. Deposits are generated through the ten retail banking offices, and to a lesser extent through brokers. In addition to deposits, funds are derived from loan sales and repayments, principal repayments on MBS, borrowings, and from operations. Loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and market conditions. The Company may borrow funds from the FHLB of New York and other sources. Borrowings may be used on a short term basis to compensate for reductions in deposits or other sources of funds, as well as on a long-term basis to support expanded lending activities or other business purposes. Funds can also be derived from the sale of loans and investments or mortgage-backed securities available-for-sale.

Deposits

         The Company offers a variety of deposit accounts which are designed to attract both short-term and long-term deposits. These deposits are obtained primarily from residents of southern New Jersey and northern Delaware. Brokers are also utilized to solicit deposits outside the market area. Generally, a fee of one-quarter percent is paid to brokers for these accounts. The types of accounts currently offered, include regular passbook and club accounts, interest-bearing and non-interest-bearing NOW accounts, commercial accounts, money market deposit accounts (includes "flexible interest money account" -- "FIMA") and municipal deposits, fixed-rate certificate accounts with maturities ranging from three months to sixty months and negotiated rate Jumbo certificates. Included among these deposit products are Individual Retirement Accounts.

         Retail fixed term, fixed rate certificates are the primary source of deposits and at December 31, 1997 represented approximately 42.6% of deposits. At December 31, 1997, the deposit base contained $17.4 million in eight month, $17.0 million in 60 month, and $16.1 million in 12 month fixed term fixed-rate retail certificates which represent 12.5%, 12.2%, and 11.6%, respectively, of total retail certificates. At December 31, 1997, the Bank had $13.5 million in 24 month retail certificates with a rate bumper feature. The rate bumper certificates allow the depositor to elect once during the term of the certificate to increase the rate on the certificate to the current rate offered on 24 month certificates. The rate bumper feature was discontinued for all certificates opened or rolled over after December 31, 1997.

         Savings account interest rates are evaluated on an ongoing basis. Deposit activity and interest rate movements and interest rates paid by competitors are examined and evaluated weekly.

         The following table sets forth information relating to deposit flows during the periods indicated:


                                                                     Years Ended December 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------     --------
                                                                          (in thousands)

Net increase in deposits before interest credited...........     $26,898      $12,332      $23,213
Interest credited...........................................       8,847        7,790        7,854
                                                                --------     --------     --------
Net increase in deposits....................................     $35,745      $20,122      $31,067
                                                                ========     ========     ========


         The following table sets forth the amount and percentage of total deposits for each type of deposit offered as of the dates indicated.


                                                               At December 31,
                                            ------------------------------------------------------
                                                  1997               1996               1995
                                            ----------------   ----------------   ----------------
               Account Type                  Amount      %      Amount      %      Amount      %
------------------------------------------- ---------  -----   ---------  -----   ---------  -----
                                                            (dollars in thousands)

Savings and club accounts..................  $ 32,185    9.9%  $  34,541   11.9%   $  40,043  14.8%
NOW and commercial accounts................    35,442   10.9      34,072   11.8       33,335  12.4
Money market, municipal deposits,
    and FIMA ..............................    72,274   22.2      51,407   17.7       41,365  15.3
Retail certificates of deposit.............   138,778   42.6     134,631   46.4      127,635  47.3
Jumbo certificates of deposit..............    47,068   14.4      35,268   12.2       27,589  10.2
                                            --------- ------   --------- ------   ----------------
Total deposits.............................  $325,747  100.0%   $289,919  100.0%    $269,967 100.0%
                                            ========= ======   ========= ======   ================

         The following table presents by various interest rate categories, the amount of retail certificate accounts at December 31, 1997 and 1996 and the amount of retail certificate accounts at December 31, 1997 maturing within one year, two years, three years and after three years.


                                               At December 31,         Amounts at December 31, 1997
                                                                                 Maturing
                                            ---------------------  -------------------------------------
                                                                              Within    Within    After
                                                                    Within     two      three     three
                                              1996        1997     one year   years     years     years
                                            ---------  ----------  --------  --------  --------  -------
Retail certificate accounts:                                       (in thousands)

    2.001 - 4.00%..........................  $     78   $      12   $    --   $    12   $    --   $   --
    4.001 - 6.00%..........................   120,642     127,797    94,608    21,117     6,817    5,255
    6.001 - 8.00%..........................    13,719      10,954     1,086     2,195     7,673
    8.001 - 10.00%.........................       192          15        15        --        --       --
                                            ---------  ----------  --------  --------  --------  -------
Total certificate accounts.................  $134,631    $138,778   $95,709   $23,324   $14,490   $5,255
                                            =========  ==========  ========  ========  ========  =======

         The following table presents by various interest rate categories, the amount of Jumbo certificates at December 31, 1997 and 1996 and the amount of Jumbo certificates at December 31, 1997 maturing within one year, two years, three years and after three years.

                                              At December 31,        Amounts at December 31, 1997
                                                                               Maturing
                                            -------------------  ------------------------------------
                                                                            Within   Within    After
                                                                  Within     two      three    three
                                              1996      1997     one year   years     years    years
                                            --------  ---------  --------  --------  -------  -------
Jumbo certificate accounts:                                      (in thousands)

     4.001 - 6.00%.........................  $33,783    $32,544   $27,962  $  4,582    $  --    $  --
     6.001 - 8.00%.........................    1,485     14,524       498     7,527    3,377    3,122
                                            --------  ---------  --------  --------  -------  -------
Total certificate accounts.................  $35,268    $47,068   $28,460   $12,109  $ 3,377   $3,122
                                            ========  =========  ========  ========  =======  =======

         The following table presents certain information concerning deposit accounts at December 31, 1997, including the weighted average rate of such accounts and the scheduled quarterly maturities or repricing of the certificate accounts.

                                                                                        Weighted
                                                                           % of         Average
                                                                           Total        Nominal
                                                          Amount         Deposits        Rates
                                                        -----------      ---------     ----------
                                                                 (dollars in thousands)

Savings and club accounts............................      $ 32,185         9.9%           2.76%
NOW..................................................        27,595         8.4            1.26
Money market, municipal deposits, and
    FIMA accounts....................................        72,274        22.2            4.31
Non-interest bearing accounts........................         7,847         2.4              --
                                                          ---------       -----            ----
Total................................................       139,901        42.9            3.11
                                                            -------        ----            ----
Certificate accounts maturing by quarter:
     March 31, 1998..................................        54,249        16.7            5.36
     June 30, 1998...................................        30,404         9.3            5.28
     September 30, 1998..............................        25,218         7.7            5.49
     December 31, 1998...............................        14,298         4.4            5.37
     March 31, 1999..................................         7,484         2.3            5.69
     June 30, 1999...................................         7,654         2.4            5.85
     September 30, 1999..............................        11,351         3.5            5.85
     December 31, 1999...............................         8,944         2.7            5.87
     March 31, 2000..................................         9,582         2.9            6.12
     June 30, 2000...................................         4,910         1.5            6.05
     September 30, 2000..............................         1,828          .6            6.05
     December 31, 2000...............................         1,547          .5            5.88
     Thereafter......................................         8,377         2.6            5.94
                                                         ----------         ---            ----
Total certificate amounts............................       185,846        57.1            5.55
                                                          ---------        ----            ----
Total deposits.......................................      $325,747       100.0%           4.50%
                                                           ========       =====            ====

Borrowings

         Borrowings are obtained from the FHLB of New York and a major securities broker (for additional information see Note 12 of Notes to the Consolidated Financial Statements). The Company's capital stock of the FHLB of New York and certain mortgage loans are pledged as collateral to secure the advances from the FHLB of New York. Eligibility to obtain advances are subject to certain standards related to creditworthiness. Such advances are made pursuant to several credit programs. Each credit program has its own interest rate and range of maturities. The FHLB of New York prescribes acceptable uses to which the advances pursuant to each program may be put as well as limitations on the size of such advances.

         In addition to deposits, the FHLB of New York advances are utilized to fund lending operations. At December 31, 1997, advances from the FHLB of New York amounted to $95.6 million. These advances, which mature at various dates through 2002, bear interest at rates between 5.31% and 7.52%.

         The following table sets forth certain information regarding FHLB advances as of the end of and during the periods indicated:

                                                                At
                                                           December 31,           Year Ended December 31,
                                                          -------------- -----------------------------------------
                                                               1997          1997          1996          1995
                                                          -------------- ------------- ------------- -------------
                                                                           (dollars in thousands)

Maximum amount of total advances outstanding at any
      month end and at December 31, 1997.................        $95,561      $105,475      $116,597      $105,797
Approximate average total advances outstanding (1).......            N/A        95,283       108,357        93,038
Approximate weighted average rate (1)....................           5.97%         5.92%         5.76%         5.83%

----------
(1) Average daily balances are used in 1997 and 1996. Average month-end balances are used in 1995.

         Borrowings also include securities sold under agreements to repurchase. Securities sold under agreements to repurchase are obligations collateralized by mortgage-backed securities or other investments. These borrowings consisted of securities sold under agreements to repurchase obtained through a major securities broker and the FHLB of New York. At December 31, 1997, $76.3 million in securities sold under agreements to repurchase were outstanding. The agreements which mature at various dates through 2000, bear interest at rates between 5.74% and 6.11%. At December 31, 1997, $62.0 million in reverse repurchase agreements are callable one year earlier at the option of the lender.

         The following table sets forth certain information regarding securities sold under agreements to repurchase as of the end of and during the periods indicated:

                                                                At
                                                           December 31,           Year Ended December 31,
                                                          -------------- -----------------------------------------
                                                               1997          1997          1996          1995
                                                          -------------- ------------- ------------- -------------
                                                                           (dollars in thousands)

Maximum amount of total repurchase agreements
   outstanding at any month end and at December 31, 1997.        $76,268       $84,559       $54,967       $44,516
Approximate average total repurchase                                 N/A        73,881        43,976        39,318
   agreements outstanding (1)............................
Approximate weighted average rate (1)....................           5.97%         5.80%         5.78%         6.03%

----------
(1) Average daily balances are used in 1997 and 1996. Average month-end balances are used in 1995.

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

         The following table sets forth, for the periods indicated, the weighted average yields earned on interest-earning assets, the weighted average rates paid on interest-bearing liabilities and the applicable interest rate spreads. Average interest-earning assets and average interest-bearing liabilities have been computed on a daily basis for 1997 and 1996. Month-end balances were used for 1995.

                                                                                Year Ended December 31,
                                                                     ----------------------------------------------
                                                                          1997            1996            1995
                                                                     --------------- --------------- --------------
Weighted average yield on loan portfolio..........................        8.38%           8.46%          8.37%
Weighted average yield on mortgage-backed securities..............        7.12%           7.32%          7.32%
Weighted average yield on investment portfolio....................        6.84%           6.90%          6.86%
Weighted average yield on all interest-earning assets.............        7.78%           7.93%          7.90%
Weighted average rate paid on deposits............................        4.45%           4.36%          4.27%
Weighted average rate paid on borrowings..........................        5.87%           5.71%          5.89%
Weighted average rate paid on all interest-bearing liabilities....        4.96%           4.86%          4.81%
Interest rate spread (spread between weighted average rate on
    all interest-earning assets and all interest-bearing liabilities)     2.82%           3.07%          3.09%
Net yield on average interest-earning assets......................        3.05%           3.28%          3.29%
Ratio of interest-earning assets to interest-bearing liabilities..      104.83%         104.55%        104.22%

Competition

         The Company encounters competition both in the attraction of deposits and in the making of real estate and other loans. Direct competition for deposits comes from other thrift institution, savings banks and commercial banks with offices in Salem, Camden and Gloucester Counties in New Jersey and New Castle County in Delaware. It also encounters competition for deposits from money market funds, as well as corporate and government securities. The principal methods used to attract accounts include other services offered, the interest rates offered, the convenience of office locations and advertising. Competition for real estate loans comes principally from other thrift institutions, commercial banks, and mortgage banking companies. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders.

Employees

         As of December 31, 1997, the Company had 109 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

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

Activities Restrictions

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

         If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board ("FRB") as permissible for bank holding companies. The activities described in
(i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

Restrictions on Acquisitions

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

General

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

         The activities of savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions, and imposing bank-like standards on savings institutions. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

Office of Thrift Supervision

         The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Except as modified by FIRREA, the OTS possesses the supervisory and regu latory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

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

Federal Home Loan Bank System

         The Federal Home Loan Bank ("FHLB") System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

         The Bank is a member of the FHLB of New York. The Bank is required to acquire and hold shares of capital stock in the FHLB of New York in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of home mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5.0% of its borrowings from the FHLB. The Bank is in compliance with this requirement with an investment in the stock of the FHLB of New York of $7.4 million at December 31, 1997.

         Each FHLB serves as a central credit facility for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes funds available to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHFB. All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. At December 31, 1997, the Bank had $95.6 million in advances and $26.2 million in repurchase agreements for a total of $121.8 million in borrowings from the FHLB of New York.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under this system, institutions classified as well capitalized (i.e., a tier 1 leverage ratio of at least 5.0%, tier 1 risk-based ratio of at least 6.0% ("Tier 1 risk-based capital") and total risk-based ratio of at least 10.0%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., tier 1 leverage and risk-based ratios of less than 4.0% or total risk-based ratio of less than 8.0%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC each semi-annual assessment period.

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

Prompt Corrective Regulatory Action

         Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon which of the following five capital categories applies to the institution. Generally, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10.0% or greater, a Tier 1 risk-based capital ratio (core capital to risk weighted assets) of 6.0% or greater, and a leverage capital ratio (core capital to adjusted total assets) of 5.0% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater and generally a leverage capital ratio of 4.0% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier 1 risk-based capital ratio of less than 4.0% or generally has a leverage capital ratio of less than 4.0%. A "significantly undercapitalized" institution is one that has a total risk based capital ratio that is less than 6.0%, a Tier 1 risk based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. In addition, the OTS is authorized effectively to downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations (such as when the institution has received a less than satisfactory examination rating in the categories of capital, asset quality, management, earnings, liquidity or sensitivity to market risk ("CAMELS")).

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

Capital Requirements

         Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards including a leverage ratio (or core capital) requirement, a tangible capital requirement and a risk-based capital requirement. A savings association must meet all of these standards in order to be in compliance with its regulatory capital requirements. These requirements are required to be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual savings associations on a case-by-case basis.

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

         The capital regulations require tangible capital equal at least 1.5% of adjusted total assets. Tangible capital generally includes common shareholders' equity and retained income, noncumulative perpetual preferred stock and related income and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets must be deducted from tangible capital and mortgage servicing rights (both originated and purchased) may be included in a savings association's tangible capital up to certain limits.

         In addition to requiring compliance with the leverage ratio and tangible capital standards, the OTS capital regulations also require that savings associations satisfy a risk-based capital standard. This standard assigns each asset held by an institution to one of four risk categories, based on the amount of credit risk associated with a particular class of assets. The categories range from 0% for assets backed by the full faith and credit of the United States, or that pose no credit risk to the insured institution, to 100% for delinquent or repossessed assets. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and are included in risk-weighted assets. The regulations require that an insured institution attain and maintain risk-based capital (core capital plus supplementary capital) equal to no less than 8.0% of risk-weighted assets. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risked based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of nontraditional activities. At December 31, 1997, the Bank had no capital investments that qualified as supplementary capital and had $2.9 million of general valuation allowances which were included in risk-based capital, the maximum allowable under the regulations.

         Under OTS regulations, an institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component from total capital for purposes of calculating the risk-based capital requirement. Interest rate exposure is measured, generally as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation.

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

         The FDIC has adopted a rule which provides that any insured depository institution, including a savings association, with a tangible capital ratio (which in general reflects those capital components recognized by the OTS for its capital standard) to total assets of less than 2.0% will be deemed to be operating in an unsafe or unsound condition unless the depository institution has entered into and is in com pliance with a written agreement with its primary federal regulator to increase its capital to acceptable levels and as to which the FDIC is a party. Depository institutions with a core capital ratio of at least 2.0% may still be considered by the FDIC, under appropriate circumstances, to be in an unsafe and unsound condition.

         The Bank is in full compliance with its capital requirements. The following table reflects at December 31, 1997 the Bank's capital requirements, the Bank's actual capital and the amount of capital maintained by the Bank in excess of its requirements. For a reconciliation of the Bank's regulatory capital to the Bank's capital as reported under generally accepted accounting principles see Note 15 to the Company's Consolidated Financial Statements.


                          Core Capital            Tangible Capital       Risk-Based Capital
                     -----------------------    --------------------    --------------------
                        % of                      % of                    % of
                       Adjusted                 Adjusted                   Risk
                        Total                    Total                  Weighted
                       Assets        Amount      Assets      Amount      Assets      Amount
                     -----------    --------    --------    --------    ---------   --------
                                               (dollars in thousands)

     Required Capital         3.00%  $16,083           1.50% $ 8,042           8.00% $18,471
       Actual Capital         6.60%   35,387           6.60%  35,387          16.55%  38,207
                              ----  --------           ----  -------          ----- --------
       Excess Capital         3.60%  $19,304           5.10% $27,345           8.55% $19,736
                              ====   =======           ====  =======         ======  =======


         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet current or future capital requirements. The OTS must prohibit the asset growth of associations not meeting their capital standards, except for certain limited growth in low-risk assets up to net interest credited, and must issue a capital directive against such associations. The OTS may grant to associations exemptions from the various sanctions or penalties for failure to meet their capital requirements (other than appointment of a conservator or receiver and the mandatory growth restrictions) through the association's submission of and compliance with an approved capital plan. The capital plan must indicate, among other things, how the association will increase capital so as to achieve compliance with capital standards. While a plan is being reviewed for approval, an association may not grow beyond interest credited or pay dividends without approval and is subject to other limitations. If the plan is not approved, the association will be prohibited from increasing its assets or making any loans and investments without OTS approval and must comply with other restrictions imposed by the OTS. If the plan is approved, the association may be required to enter into an operating agreement with the OTS that may provide, among other things, that if specific targets within the plan are not met or the association takes any action that does not comport with the accepted plan, certain activities will be significantly restricted, a consent to merge agreement will be executed, or management and the board of directors must resign upon request.

         Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties and the establishment of restrictions on the association's operations. The OTS capital regu lation provides that the OTS, through enforcement proceedings or otherwise, could require one or more of the following corrective actions: (i) increasing the amount of the association's regulatory capital to a specified level or levels; (ii) convening a meeting or meetings with the OTS' supervision staff for the purpose of meeting the capital requirements; (iii) reducing the rate of interest that may be paid on savings accounts; (iv) limiting the receipt of deposits to those made to existing accounts; (v) ceasing or limiting the issuance of new accounts of any or all classes or categories, except in exchange for existing accounts; (vi) ceasing or limiting lending or the making of a particular type or category of loan; (vii) ceasing or limiting the purchase of loans or the making of specified other investments; (viii) limiting operational expenditures to specified levels; (ix) increasing liquid assets and maintaining such increased liquidity at specified levels; or

(x) taking such other action or actions as the Director of the OTS may deem necessary or appropriate for the safety and soundness of the savings association or depositors or investors in the savings association. The OTS also could impose harsher measures, such as the appointment of a receiver or conservator or a forced merger into another institution. The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance. The OTS and FDIC may also require such association to raise additional capital through the issuance of common stock or other capital instruments.

Limitations on Dividends and Other Capital Distributions

         OTS regulations imposes limitations on the ability of savings associations to pay dividends or make other distributions of capital. Such distributions include cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. The regulation provides the OTS with the authority to prohibit capital distributions otherwise permitted by this rule if such distribution would constitute an unsafe or unsound practice.

         An association that before and after the proposed distribution meets or exceeds its capital requirement and that has not been advised by the OTS that it is in need of more than normal supervision, is a Tier 1 association ("Tier 1 Association"). An association that before and after the proposed distribution meets or exceeds its minimum regulatory capital requirement, but not its fully phased-in capital requirement, is a Tier 2 association ("Tier 2 Association"). An association having capital that is less than its minimum regulatory capital requirement is a Tier 3 association ("Tier 3 Association").

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

         A Tier 2 Association can make a capital distribution, upon 30 days notice to the OTS, only in accor dance with the following schedule: (i) if the association's current capital satisfies the 8.0% risk-based capital standard it may make distributions up to 75.0% of net income over the most recent four quarters.

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

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50.0% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. Because the Bank is a subsidiary of the Company, the proposed regulations would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed. No assurance can be given as to whether or in what form the regulations may be adopted.

Liquidity Requirements

         Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers acceptances, and specified United States government, state or federal agency obligations and certain other investments) equal to a monthly or quarterly average of not less than a specified percentage of its net withdrawable accounts plus borrowings payable in one year or less. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flow of savings associations. The Bank exceeded its liquidity requirement at December 31, 1997.

Qualified Thrift Lender Test

         The HOLA requires savings associations to meet a QTL test. Under the QTL test set forth in the HOLA, a savings association is required to maintain a minimum of 65.0% of its "portfolio assets" (as defined in the statute) in certain investments ("Qualified Thrift Investments") on a monthly average basis in nine out of every 12 months. Qualified Thrift Investments generally consist of (i) loans that were made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies and (v) shares of stock issued by the federal deposit insurance agencies and (v) shares of stock issued by any FHLB. Subject to a 20.0% of assets limitation, Qualified Thrift Investments also include consumer loans, investments in certain subsidiaries, loans for the purchase or construction of schools, churches, nursing homes and hospitals, 20.0% of investments in loans for low-to-moderate income housing and certain other community-oriented investments, and shares of stock issued by FHLMC or FNMA. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code").

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

         At December 31, 1997, approximately 98.5% of the Bank's assets were invested in Qualified Thrift Investments and, therefore, the Bank met the QTL test.

Loans to One Borrower

         OTS regulations provide that the total loans and extensions of credit by a savings association to a single borrower outstanding at one time and not fully secured by marketable collateral having a market value at least equal to the amount of the loan or extension of credit may not exceed 15.0% of unimpaired capital and surplus. As a separate and additional limitation to the foregoing, the total loans and extensions of credit by a savings association to one borrower outstanding at one time and fully secured by marketable collateral having a market value at least equal to the funds outstanding may not exceed 10.0% of unimpaired capital and surplus. An exception to the general loans-to-one borrower limitation exists for loans made by a savings association for the development of domestic residential housing units. Such loans may not exceed the lesser of $30 million, or 30.0% of the savings association's unimpaired capital and surplus, but may be made only if: (i) the purchase price of each dwelling unit financed with the loan proceeds is not greater than $500,000; (ii) the savings association is in compliance with its capital requirements; (iii) the OTS permits, by order, the higher lending limit permitted by this provision; (iv) loans made under this exception to all borrowers do not, in the aggregate, exceed 150% of the association's unimpaired capital; and (v) such loans comply with the applicable loan-to-value requirements.

         OTS regulations provide that investments in the commercial paper and corporate debt securities of the same issuer will be treated as loans and will be subject to the general limitation on loans to one borrower; however, the regulations also provide that, notwithstanding the general limitation, a savings association may invest up to 10.0% of its unimpaired capital and unimpaired surplus in one issuer's commercial paper, if rated in the highest category by at least two nationally recognized rating services. This investment authority is in addition to any loans that the savings association may make to the same issuer.

         The OTS may prescribe more stringent limits on loans to one borrower if deemed appropriate to protect the safety and soundness of the savings association. The OTS regulations also provide that a savings association's loans to one borrower to finance the sale of real property acquired in satisfaction of debts previ ously contracted for in good faith shall not, when aggregated with all other loans to that borrower, exceed the general loans-to-one borrower limitations.

         At December 31, 1997, the Bank's limit on loans to one borrower was $5.3 million. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $3.9 million.

Brokered Deposits

         Under FDIC regulations, well-capitalized savings institutions that are not treated as troubled by the OTS are not subject to limitations on brokered deposits. Adequately capitalized savings institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits, respectively, of the current yield on comparable maturity U.S. treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited.

OTS Assessments

         Savings associations are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessments, paid on a semi-annual basis, is computed upon the savings association's assets including consolidated subsidiaries as reported on its most recent quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 1997 was $114,000.

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

Enforcement

         Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. Criminal penalties for most financial institution crimes include fines of up to $1.0 million and imprisonment for up to 30 years. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of OTS, the FDIC has authority to take such action under certain circumstances.

Community Reinvestment Act

         Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

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

         Under OTS regulations "control" involves a 25.0% voting stock test, control in any manner of the election of a majority of the institution's directors, or a determination by the OTS that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10.0% of an institution's voting stock, if the acquiror also is subject to any one of eight "control factors," constitutes a rebuttable determination of control under the regulations. The determination of control may be rebutted by submission to the OTS, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to such determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10.0% or more of any class of an insured institution's stock after the effective date of the regulations must file with the OTS a certification that the holder is not in control of such institution, is not subject to a rebuttable determination of control and will take no action which would result in a determi nation or rebuttable determination of control without prior notice to or approval of the OTS, as applicable.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

         Savings associations have the authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require an association to exhaust other reasonable alter native sources of funds before borrowing from the Federal Reserve. The Bank did not have any discount window borrowings as of December 31, 1997.


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

         The Bank has historically computed its bad debt deductions with respect to qualifying real property loans under the experience method or the percentage of taxable income method depending on the method which yielded the greatest tax benefit. The Company's bad debt reserve for tax purposes was approximately $4.2 million at December 31, 1997. For the years ended December 31, 1995, the Bank computed its bad debt deduction with respect to qualifying real property loans under the percentage of taxable income method. The Bank has estimated that its total additional federal income tax liability over the Six Year Period due to the bad debt reserve recapture required under the Act would be approximately $340,000. Since the Bank provides tax expense for financial reporting purposes, the elimination of the percentage of taxable income method will not impact the results of operations. The Bank has been able to defer the commencement of the Six Year Period for the two year period (i.e., through the close of its last taxable year beginning prior to January 1, 1998). The Bank satisfied certain "residential loan requirements" within such period (generally, to the extent that the principal amount of residential loans made by the Bank in each of the two tax years beginning after December 31, 1995 is not less than the average principal amount of its residential loan originations for the six most recent tax years beginning prior to January 1, 1996).

         To the extent that the Bank makes a "non-dividend distribution" (as defined below), all or a portion of such distribution may generally be considered to be attributable to income which was appropriated to the pre-1988 bad debt reserves (or supplemental loan loss reserves) and deducted for federal income tax purposes; in that event, such distribution to shareholders, including redemptions or distributions in dissolution or liquidation, may generally not be made without payment of federal income taxes at the then current income tax rate by the institution on the amount of income deemed removed from the reserves for such distribution. Under applicable Code provisions, the amount that would be deemed removed from such reserves upon such distribution to stockholders and, therefore, subject to corporate level taxation at the normal corporate tax rate, would be the amount which, after a reduction for taxes on such amount, is equal to the amount actually distributed to shareholders. Assuming a 35.0% tax rate, the amount deemed removed would be the lesser of (1) approximately 154% of the amount actually distributed or (2) the total amount of the reserves.

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

         The maximum rate of regular corporate federal income tax applicable to the Company is currently 34.0% (or 35.0% for taxable income in excess of $10.0 million). In addition to their regular federal income tax liability, corporations are also subject to an alternative minimum tax similar to the alternative minimum tax applicable to individuals. The corporate alternative minimum tax rate is 20.0%. Corporations are subject to this alternative minimum tax to the extent it exceeds their regular tax liability. The tax is applied to "alternative minimum taxable income" which includes interest on certain tax-exempt bonds and 75.0% of "adjusted current earnings" over alternative minimum taxable income (computed without this item). The first $40,000 of alternative minimum taxable income is exempt from the tax. Such exemption amount, however, is reduced (but not below zero) by 25.0% of the amount by which a corporation's alternative minimum taxable income exceeds $150,000.

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

State Taxation

         The Company is subject to taxes which generally apply to New Jersey domestic taxable corporations. Such corporations are generally subject to tax at an amount equal to the greater of $200 or 7.5% (for taxable income of $100,000 or less) or 9.0% (for taxable income over $100,000) allocated to New Jersey.

         The Bank is taxed under the New Jersey Savings Institution Tax Act. This Act exempts the Bank from all other New Jersey Corporate Franchise Taxes, and from all local taxation of, upon or measured by tangible personal property imposed by political subdivisions. The Savings Institution Tax is an excise tax upon the privilege of doing business in the State of New Jersey at the rate of 3.0% per annum on net income. The Bank is also subject to a franchise tax in the State of Delaware with regard to its branch operations in that State. This Delaware franchise tax is asserted against the taxable income of Delaware branches of federally chartered savings banks (such as the Bank) which are headquartered in another State, and is computed based on tax rates which vary from 8.7% (for taxable income of $20 million or less) to 1.7% (for taxable income over $650 million).

Item 2.   PROPERTIES

         The Company owns seven retail banking offices, its Administrative office and its lending operations office. Three retail banking offices and the accounting department office are leased. The leases expire by the year 2002. Lease payments were $117,000 in 1997 and $106,000 in 1996. The Company's net investment in branch offices, premises, equipment and leaseholds was $2.8 million at December 31, 1997.

Item 3.    LEGAL PROCEEDINGS

         The Company is involved in litigation arising in the normal course of business. In management's opinion, the resolution of all pending litigation will not have a material adverse affect on the Company's financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "FSPG." The following table sets forth the high and low closing sales price for the Common Stock for each quarter in the two year period ended December 31, 1997 as adjusted to reflect stock splits. The table also reflects the cash dividends paid with respect to each quarter as adjusted for stock splits.


       For the Quarter Ended                High               Low               Dividends
------------------------------------    -------------    ----------------    ------------------
March 31, 1996                             $14.06              $13.13              $.09
June 30, 1996                               14.06               13.31               .09
September 30, 1996                          14.06               13.31               .09
December 31, 1996                           14.63               13.50               .10
March 31, 1997                              19.25               13.88               .10
June 30, 1997                               19.38               17.88               .10
September 30, 1997                          22.38               18.88               .10
December 31, 1997                           33.00               21.25               .10


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

         Funds for the payment of cash dividends by the Company on its Common Stock are obtained solely from dividends paid to the Company by the Bank. Accordingly, restrictions on the Bank's ability to pay cash dividends directly affect the payment of cash dividends by the Company. OTS regulations limit the Bank's ability to pay cash dividends on its capital stock (see Note 19 to the Consolidated Financial Statements). Under these regulations, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of the Common Stock if the effect thereof would be to cause the Bank's regulatory capital to be reduced below the Bank's regulatory capital requirements or the amount of the Bank's liquidation account. At December 31, 1997, the Bank's regulatory capital exceeded its regulatory capital requirements by approx imately $19.3 million. For a discussion of OTS regulations affecting the Bank's ability to declare and pay dividends see the discussion in Item 1 under the caption "Regulation - First Home Savings Bank, FSB Limitations on Dividends and Other Capital Distributions."

         As of March 18, 1998, the Company's outstanding common stock was held of record by approximately 950 shareholders. This estimate does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

Item 6.    SELECTED FINANCIAL DATA

(In thousands, except per share data)                                         At or for the year ended December 31,
                                                           1997          1996        1995         1994         1993
-------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION INFORMATION
-------------------------------------------------------------------------------------------------------------------

Total assets (1)                                       $537,798      $498,399    $453,039     $388,621     $351,600
Loans receivable                                        276,286       258,909     255,217      240,168      216,044
Mortgage-backed securities                              215,896       188,607     146,760       94,333       95,979
Investment securities                                    22,944        27,356      29,304       35,019       19,170
Deposits                                                326,043       290,298     270,176      239,108      227,327
Borrowings                                              171,829       173,148     150,126      123,633       98,331
Total shareholders' equity (2)                           37,385        32,645      30,103       23,075       23,097
Book value per share (3)                                  13.80         12.05       11.12         8.58         8.86

-------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT INFORMATION
-------------------------------------------------------------------------------------------------------------------

Total interest income                                   $38,968       $36,450     $32,489      $26,775      $24,570
Total interest expense                                   23,680        21,364      18,972       13,901       12,152
Net interest income                                      15,288        15,086      13,517       12,874       12,418
Provision for credit losses                                 400           400         600          550          700
                                                        -------       -------     -------      -------      -------
Net interest income after provision
   for credit losses                                     14,888        14,686      12,917       12,324       11,718
Other income                                              1,333         1,387       2,307        1,240        1,784
SAIF recapitalization assessment                            ---         1,564         ---          ---          ---
Other expenses                                            9,127         9,189       7,853        6,866        7,020
                                                        -------       -------     -------      -------      -------
Income before income taxes                                7,094         5,320       7,371        6,698        6,482
Income taxes                                              2,366         1,035       2,660        2,495        2,426
                                                        -------       -------     -------      -------      -------
Net income before cumulative effect of
   a change in accounting principle                       4,728         4,285       4,711        4,203        4,056
Cumulative effect of a change in
   accounting principle                                     ---           ---         ---          ---          543
                                                        -------       -------     -------      -------      -------
Net income                                            $   4,728      $  4,285    $  4,711     $  4,203     $  4,599
                                                      =========      ========    ========     ========     ========
Net income per share:
Net income before cumulative effect of
   a change in accounting principle                   $    1.75      $   1.58    $   1.74     $   1.56     $   1.55
Cumulative effect of a change in
   accounting principle                                      --            --          --           --          .21
                                                        -------       -------     -------      -------      -------
Basic net income per share (3)                        $    1.75      $   1.58    $   1.74     $   1.56     $   1.76
                                                      =========      ========    ========     ========     ========
Diluted net income per share (3)                      $    1.72      $   1.57    $   1.74     $   1.56     $   1.72
                                                      =========      ========    ========     ========     ========
Dividends per share (3)                               $     .40      $    .37    $    .36     $    .32     $    .24
                                                      =========      ========    ========     ========     ========

                                                          (footnotes on page 42)


                                                                              At or for the year ended December 31,
                                                          1997          1996         1995         1994        1993
-------------------------------------------------------------------------------------------------------------------


SELECTED OTHER DATA (4)
-------------------------------------------------------------------------------------------------------------------

Return on average assets before cumulative
   effect of a change in accounting principle             .92%         .91%        1.11%        1.12%       1.23%
Return on average assets after cumulative
   effect of a change in accounting principle             .92%         .91%        1.11%        1.12%       1.40%
Return on average equity before cumulative
   effect of a change in accounting principle           13.67%       13.79%       17.52%       17.79%      19.05%
Return on average equity after cumulative
   effect of a change in accounting principle           13.67%       13.79%       17.52%       17.79%      21.60%
Dividend payout ratio                                   22.86%       23.42%       20.69%       20.51%      13.64%
Average shareholders' equity to average assets           6.72%        6.56%        6.34%        6.31%       6.47%
Capital ratios:
   GAAP                                                  6.74%        6.43%        6.64%        5.94%       6.56%
   Tangible and core (2)                                 6.60%        6.45%        6.47%        6.69%       6.49%
   Risk-based (2)                                       16.55%       16.84%       15.68%       15.65%      14.92%
Average interest rate spread                             2.82%        3.07%        3.09%        3.42%       3.80%
Net yield on average interest-earning assets             3.05%        3.28%        3.29%        3.56%       3.94%
Ratio of average interest-earning assets
   to average interest-bearing liabilities             104.83%      104.55%      104.22%      103.61%     103.58%
General and administrative expense
   to average assets                                     1.71%        1.84%        1.79%        1.75%       1.94%
Asset quality ratios:
   Non-performing loans to total loans                   1.20%        1.22%        1.13%        1.64%       1.07%
   Non-performing assets to total assets                  .78%         .83%         .75%        1.25%       1.26%
   Allowance for possible credit losses to
      non-performing loans                             107.69%      117.04%      121.94%       84.30%     114.09%
   Allowance for possible credit losses to
      non-performing assets                             85.84%       90.38%      104.52%       68.02%      60.01%
Full service banking offices at end of period           10            10           10            8           8

-------------------------

(1) On January 23, 1995, two retail-banking offices located in Elmer and Newfield, New Jersey were acquired and, in connection therewith, deposits of $15.9 million were assumed. On June 25, 1993, White Eagle Federal Savings Bank was acquired in a merger transaction accounted for as a pooling-of-interests.

(2) The Bank exceeds all regulatory capital requirements. For additional information see Note 15 to the Company's consolidated financial statements.

(3) The Company's book value, net income per share and dividends per share have been adjusted to give effect to four-for-three stock splits effected in February 1993, February 1994 and February 1997. In addition, net income per share calculations have been restated to conform to Financial Accounting Statement 128 "Earnings Per Share".

(4) Based on average daily balances beginning in 1996. Prior years are based on month end balances where averages are indicated.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         The Company is the sole shareholder of the Bank and the Bank represents substantially all of the Company's consolidated assets and liabilities at December 31, 1997. Substantially all of the Company's consolidated revenues are derived from the operations of the Bank. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage and other loans. The Bank provides consumer banking services in eight retail banking offices in New Jersey and two retail banking offices in Delaware. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation and examination by the OTS and the FDIC.

         The Company's earnings are primarily dependent upon net interest income. Net interest income is obtained from interest earned on loans and investments less interest paid on deposits and borrowings. In addition to net interest income, the Company derives other income from fees related to deposit services, loan servicing fees, and other banking related fees and charges. In addition to interest expense, major expenses primarily consist of salaries and employee benefits, occupancy and equipment expenses, provision for credit losses, marketing, deposit insurance premiums, and other operating expenses. Earnings are also affected by gains and losses related to mortgage-banking activity and investments held for trading. Funds for lending and investment are obtained from deposit gathering at branch locations, investment and loan repayments, proceeds from loan sales, borrowings, and cash flows from operations.

         Net interest income is affected by interest rate movements, general economic conditions, and the competition for funds and loans. Lending activities are influenced by a number of factors including the overall level of interest rates, the market demand for housing, conditions in the construction industry and the availability of funds. Availability of funds is affected by loan repayments, loan sales, borrowing capacity and deposit gathering ability.

         The Company has made, and may continue to make, certain forward-looking statements with respect to market risk, expenses, the effect of competition on net interest margin and net interest income, investment strategy and income, deposit growth and other financial business matters for future periods. The Company cautions that these forward-looking statements are subject to various assumptions, risks, and uncertainties. Because the realization of the underlying assumptions can not be guaranteed, actual results could differ materially from forward-looking statements.

         In addition to the factors identified herein, the following could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products, actions of bank and nonbank competitors, changes in local and national economic conditions, changes in regulatory requirements, actions of the Federal Reserve Board, and customers' acceptance of the Company's products and services.

         The Company's forward-looking statements are relevant only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

         The year 1997 was characterized by a flattening yield curve and increased competition for financial assets and yields. The yield on interest-earning assets decreased to 7.78% for the year ended December 31, 1997 from 7.93% for the year ended December 31, 1996. The cost of interest-bearing liabilities increased to 4.96% for the year ended December 31, 1997 from 4.86% for the year ended December 31, 1996.

         The following table sets forth for the periods indicated, information regarding: (1) the yield on interest-earning assets and cost of interest-bearing liabilities as of December 31, 1997; (2) the average balance of interest-earning assets and the resultant interest income and average yields; (3) the total dollar amount of interest-bearing liabilities (which include $7.8 million, $7.6 million, and $7.0 million of non-interest bearing deposits at December 31, 1997, 1996 and 1995, respectively) and the resultant interest expense and average costs; (4) the net interest income; (5) interest rate spread; (6) the net yield on weighted average interest-earning assets; and (7) the ratio of average interest-earning assets to average interest-bearing liabilities. Average daily balances are used for these calculations beginning in 1996. Average balances for 1995 were calculated on a month end balance basis. The table is not presented on a tax equivalent basis because the Company's investment in tax-free obligations is not material.

                                                                           Year Ended December 31,
                                                           1997                      1996                           1995
                                             --------------------------   --------------------------   ----------------------------

                                                                      (dollars in thousands)

                                 As of                            Average                     Average                       Average
                                Dec. 31,     Average              Yield/    Average            Yield/   Average              Yield/
                                  1997       Balance     Interest  Rate     Balance   Interest  Rate    Balance    Interest   Rate
                                  ----       -------     --------  ----     -------   --------  ----    -------    --------   ----

Interest-earning assets:
   Loans (1)                      8.28%     $269,120      $22,555   8.38%  $256,497   $21,712   8.46%   $244,900   $20,490     8.37%
   Mortgage-backed securities     7.04       198,950       14,173   7.12    169,984    12,448   7.32     128,805     9,435     7.32
   Other (2)                      6.49        32,746        2,240   6.84     33,205     2,290   6.90      37,393     2,564     6.86
                                  ----       -------       ------   ----    -------    ------   ----     -------    ------     ----
Total interest-earning assets     7.67       500,816       38,968   7.78    459,686    36,450   7.93     411,098    32,489     7.90
                                  ----       -------       ------   ----    -------    ------   ----     -------    ------     ----

Non interest-earning assets                   13,461                         13,654                       12,995
                                             -------                        -------                      -------

Total assets                                $514,277                       $473,340                     $424,093
                                            ========                       ========                     ========
Interest-bearing liabilities:
   Deposits                       4.50      $308,560       13,744   4.45   $277,799    12,121   4.36    $262,095    11,179     4.27
   Borrowings                     5.97       169,164        9,936   5.87    161,873     9,243   5.71     132,360     7,793     5.89
                                  ----       -------       ------   ----    -------    ------   ----     -------    ------     ----
 Total int.-bearing liabilities   5.01       477,724       23,680   4.96    439,672    21,364   4.86     394,455    18,972     4.81
                                  ----       -------       ------   ----    -------    ------   ----     -------    ------     ----
Non interest-bearing liabilities               1,980                          2,599                        2,743
                                             -------                          -----                      -------

Total liabilities                            479,704                        442,271                      397,198
                                             -------                        -------                      -------

Shareholders' equity                          34,573                         31,069                       26,895
                                             -------                        -------                      -------

Total liabilities and
   shareholders' equity                     $514,277                       $473,340                     $424,093
                                            ========                       ========                     ========
Net interest income                                       $15,288                     $15,086                      $13,517
                                                          =======                     =======                      =======
Interest rate spread              2.66%                             2.82%                       3.07%                          3.09%
                                  ====                              ====                        ====                           ====
Net yield on weighted average
   interest-earning assets                                          3.05%                       3.28%                          3.29%
                                                                    ====                        ====                           ====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                                    104.83%                     104.55%                        104.22%
                                                                  ======                      ======                         ======

------------------------------------

(1) Amount is net of deferred loan origination costs, loans in process, net unearned discount on loans purchased and allowance for credit losses and includes non-performing loans.
(2) Consists of interest-earning deposits, short-term funds, investment securities and Federal Home Loan Bank stock.

Rate / Volume Analysis

         Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected interest income and interest expense during the periods indicated. Information is provided on changes in each category attributable to (i) changes due to volume (changes in volume multiplied by prior rate), (ii) changes due to rates (changes in rates multiplied by prior volume) and (iii) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                                      Year Ended December 31,
                                                    -------------------------------------------------------------
                                                            1997 vs. 1996                   1996 vs. 1995
                                                    ---------------------------      ----------------------------
                                                                                 (in thousands)
                                                     Volume      Rate      Total         Volume    Rate      Total
                                                     ------      ----      -----         ------    ----      -----
Interest income:
   Loan portfolio                                    $1,059  $   (216)    $  843         $1,033   $ 189     $1,222
   Mortgage-backed securities                         2,085      (360)     1,725          3,125    (112)     3,013
   Other (1)                                            (31)      (19)       (50)          (256)    (18)      (274)
                                                     ------  --------     ------         ------   -----     ------

   Total interest-earning assets                      3,113      (595)     2,518          3,902      59      3,961
                                                     ------  --------     ------         ------   -----     ------


Interest expense:
   Deposits                                           1,370       253      1,623            707     235        942
   Borrowings                                           423       270        693          1,841    (391)     1,450
                                                     ------  --------     ------         ------   -----     ------

   Total interest-bearing liabilities                 1,793       523      2,316          2,548    (156)     2,392
                                                     ------  --------     ------         ------   -----     ------


Net change in net interest income                    $1,320   $(1,118)    $  202         $1,354   $ 215     $1,569
                                                     ======   =======     ======         ======   =====     ======

---------------------
(1) Consists of interest-earning deposits, short-term funds, investment securities and Federal Home Loan Bank stock.

Interest Rate Risk Management

         The types of market risk exposures generally faced by banking entities include interest rate risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only interest rate risk is significant to the Company.

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

         The Company's net interest income tends to increase in periods of declining interest rates because its interest-bearing liabilities generally reprice faster than its interest-earning assets. The Company's net interest income tends to decrease in periods of rising interest rates. Therefore, rising interest rates, particularly when combined with a flattening yield curve, could have a significant negative impact on net interest income in future periods.

         The Company's analysis of the gap between its interest-earning assets and interest-bearing liabilities within specified periods includes the effects of certain hedging techniques which are used by the Company to manage interest rate risk. The Company used an interest rate swap agreement for this purpose.

         An interest rate swap is a contractual agreement pursuant to which the parties exchange interest payments on a specified principal amount (referred to as the "notional amount") for a specific period, without the exchange of the underlying principal amount.

         The Company entered into an interest rate swap to effectively fix the cost of short-term funding sources which are used to purchase interest-earning assets with longer effective maturities. This agreement reduces the impact of increases in interest rates by offsetting the cost of short-term funding sources with an increased settlement from the swap transaction.

         The net effect of the Company's interest rate swap increased the Company's interest expense by $18,000 during the year ended December 31, 1997. Although the impact of the interest rate swap reduced the Company's net interest income in 1997, it decreased the imbalance between the Company's interest-earning assets and interest-bearing liabilities within shorter maturities, thereby reducing the Company's exposure to increases in interest rates that may occur in the future.

         The following table summarizes the amount of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1997, which are anticipated to mature, prepay or reprice in each of the time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and MBS are included in the periods in which they are anticipated to be repaid. If available, estimated prepayment speeds were obtained from external sources. Otherwise, they were estimated by management based on the experience of the portfolio. Non-performing loans have been excluded from interest-earning assets. Marketable equity securities available-for-sale are included in the twelve months or less period. Money market demand accounts (MMDA) and other accounts, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the OTS.

                                            Twelve
                                            Months         1-3       3-5      5-10     10-20    Over 20
                                           or less       Years     Years     Years     Years      Years     Total
                                           -------       -----     -----     -----     -----      -----     -----
                                                                        (dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                        $ 50,345   $  24,783   $   818   $   --    $   --     $  --    $ 75,946
   Fixed rate                               27,189      39,171    26,144    31,016    10,801        187   134,508
Mortgage-backed securities
   Adjustable rate                          97,054      15,591       ---       ---       ---        ---   112,645
   Fixed rate                               17,305      26,674    18,722    26,512    14,450      1,293   104,956
Consumer and commercial loans
   Adjustable rate                           9,320       2,793       ---       ---       ---        ---    12,113
   Fixed rate                               22,865      20,567     7,373     3,958       522        ---    55,285
Loans held for sale                            310         ---       ---       ---       ---        ---       310
Investment securities                        9,304       1,000    13,105       ---       ---      7,376    30,785
Investment securities held for trading          64         ---       ---       ---       ---        ---        64
                                          --------   ---------   -------   ------    ------     ------    -------
Total                                      233,756     130,579    66,162    61,486    25,773      8,856   526,612
                                          --------   ---------   -------   ------    ------     ------    -------

Interest-bearing liabilities:
Deposits
   Savings accounts                          4,506       7,208     5,331     8,018     5,546      1,576    32,185
   NOW and non-interest
         bearing demand accounts             6,025       9,151     6,305     8,462     4,646        853    35,442
   MMDA and other accounts                  22,405      26,126    12,439     9,536     1,725         43    72,274
   Certificates of deposit                 124,169      53,300     8,377       ---       ---        ---   185,846
Borrowings                                 103,096      66,133     2,600       ---       ---        ---   171,829
Interest rate swaps
      (pay fixed, receive floating)        (20,000)     20,000      ----       ---       ---        ---       ---
                                          --------   ---------   -------   ------    ------     ------    -------

Total                                      240,201     181,918    35,052    26,016    11,917      2,472   497,576
                                          --------   ---------   -------   ------    ------     ------    -------

Excess int.-earning assets (liabilities) $  (6,445)   $(51,339) $ 31,110   $35,470   $13,856   $  6,384  $ 29,036
                                         =========    ========  ========   =======   =======   ========  ========

Cumulative excess interest-earning
      assets (liabilities)               $  (6,445)   $(57,784) $(26,674) $  8,796   $22,652    $29,036
                                         =========    ========  ========  ========   =======    =======
Ratio of GAP during the period
      to total assets                        (1.20)%     (9.54)%    5.78%     6.60%     2.57%      1.19%
                                             =====       =====      ====      ====      ====       ====

Ratio of cumulative GAP
      to total assets                        (1.20)%    (10.74)%   (4.96)%    1.64%     4.21%      5.40%
                                             =====      ======     =====      ====      ====       ====

Interest Rate Sensitivity

         The following table provides information about the Company's interest rate sensitive financial instruments, including an interest rate swap. The table provides expected cash flows and weighted average rates for each significant interest rate sensitive financial instrument by expected maturity period (contractual maturity date adjusted by assumed prepayment rates on loans and MBS assets). The interest rate swap is presented at the notional amount and the weighted average interest rate by contractual maturity date.

         Loan balances exclude non-performing loans. Interest rates are not adjusted for unearned discounts, premiums and deferred loan fees. If available, estimated prepayment speeds were obtained from external sources. Otherwise, they were estimated by management based on the experience of the portfolio. See notes to the table for additional information.

         In evaluating the Company's exposure to interest rate sensitivity, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment on loans and early withdrawals on time deposits may deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate sensitivity.

                                                            Expected Maturity Period
                                                     --------------------------------------------
                                                             (dollars in thousands)
                                                                                                          Estimated
                                                                                                             Fair
                                  1998       1999       2000      2001       2002   Beyond      Total        Value
                              -------------------------------------------------------------------------------------
Fixed rate loans (1)         $  50,364   $ 27,867    $31,871   $16,364    $17,153 $ 46,174   $189,793     $196,398
  Average rate                    8.72%      8.53%      8.23%     8.31%      8.21%    6.45%      7.97%
Adjustable rate loans (1)       17,278     11,064     12,223     8,422      8,869   30,203     88,059       85,300
  Average rate                    8.57%      8.41%      7.45%     8.01%      9.12%    8.09%      8.23%
Fixed rate MBS (1)              17,305     11,335     15,339     9,104      9,618   42,255    104,956      106,006
  Average rate                    7.75%      7.25%      7.30%     9.35%      9.10%    7.42%      7.76%
Adjustable rate MBS (1)         17,431     12,740     14,751     9,045     10,849   47,829    112,645      112,066
  Average rate                    6.75%      6.68%      6.44%     6.28%      6.10%    6.05%      6.30%
Fixed rate investments (2)       8,697        ---      1,000     5,000      8,105      ---     22,802       22,802
  Average rate                    5.30%       ---       6.50%     6.53%      6.94%     ---       6.21%
Adjustable rate investments (3)    607        ---        ---       ---        ---    7,376      7,983        7,983
  Average rate                    4.74%       ---        ---       ---        ---     7.05%      6.87%
                             ---------  ---------    -------   -------    -------  -------   --------     --------
Total (4)                     $111,682   $ 63,006    $75,184   $47,935    $54,594 $173,837   $526,238     $530,555
                              ========  =========    =======   =======    ======= ========   ========     ========
Average rate                      7.95%      7.90%      7.54%     7.89%      7.91%    6.89%      7.52%

Fixed rate deposits (5)       $124,169   $ 35,433    $17,867  $  3,717   $  4,660  $   ---   $185,846     $186,287
  Average rate                    5.37%      5.82%      6.07%     5.95%      5.93%     ---       5.55%
Adjustable rate deposits (6)    32,936     24,335     18,151    13,671     10,403   40,405    139,901      139,901
  Average rate                    3.49%      3.38%      3.26%     3.15%      3.03%    2.58%      3.11%
Fixed rate borrowings (7)       54,096     47,875     18,258       600      2,000      ---    122,829      122,494
  Average rate                    5.92%      5.97%      6.35%     7.12%      6.51%     ---       6.02%
Adjustable rate borrowings      49,000        ---        ---       ---        ---      ---     49,000       49,000
  Average rate                    5.84%       ---        ---       ---        ---      ---       5.84%
Interest rate swap (8)         (20,000)    20,000        ---       ---        ---      ---        ---          (3)
  Average pay rate                 ---       6.10%       ---       ---        ---      ---       6.10%
  Average receive rate            5.77%       ---        ---       ---        ---      ---       5.77%
                             ---------  ---------    -------   -------    -------  -------   --------     --------
Total                         $240,201   $127,643    $54,276   $17,988    $17,063  $40,405   $497,576     $497,679
                              ========   ========    =======   =======    =======  =======   ========     ========
Average rate                      5.80%      4.54%      5.22%     3.86%      4.23%    2.58%      5.03%



(1) Amounts are based on contractual maturities, adjusted for expected prepayments.
(2) Amounts are based on the earlier of call dates or on contractual maturities. Equity securities available-for-sale are included in the first year.
(3) Amounts include FHLB stock.
(4) Trading assets in the amount of $64,000 are not included in the table.
(5) Amounts are based on contractual maturities of time deposits.
(6) Amounts are based on assumed decay rates provided by the OTS for all accounts without stated maturities. Estimated fair value is the amount payable on demand at the reporting date.
(7) Amounts are based on the earlier of call dates or contractual maturities.
(8) Amounts are based on the notional amount and the contractual maturity. Interest rates adjust every ninety days based on LIBOR.

Impact of the Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in similar normal business activities.

         The Company's determined that the third party vendors with which the Company contracts will be required to modify or replace portions of software and hardware so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications or replacements to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations.

         The Company developed a comprehensive list of software and hardware used by the Company. Every vendor was contacted regarding the Year 2000 Issue. The Company was tracking the progress each vendor was making in resolving the problems associated with the Year 2000 Issue. The Company's primary vendor developed a plan for all its customers to participate.

         The Company planned to utilize internal and external sources to identify, test, reprogram or replace software for Year 2000 modifications. However, in anticipation of the merger with Sovereign, the Year 2000 project was suspended. After the merger with Sovereign, existing loan and deposit processing functions will be processed within Sovereign's processing systems. Sovereign has plans to make wholesale changes to the Company's loan and deposit processing during the third quarter of 1998. There can be no guarantee that the merger will be approved and the data processing conversion will be completed as planned. It is not certain that the systems on which Sovereign rely will be timely converted for Year 2000 and that there will be no adverse effect on operations.

         If the merger is not completed as planned, the Company believes that there is sufficient time remaining to address the Year 2000 Issue as a stand alone company. The costs associated with modifying existing systems applications would be expensed as incurred. The Company does not expect costs associated with application modifications for Year 2000 compliance to be material. Since the remaining time period is limited, availability and cost of personnel trained in the area is unknown, and the full extent of the Year 2000 Issue may not have been identified, the current estimate of cost could increase.

Results of Operations

         The Company's net income for the year ended December 31, 1997 was $4.7 million compared to $4.3 million for 1996 and $4.7 million for 1995. The following discussion describes and explains the significant components and changes in the Company's results of operations for the three years ended December 31, 1997.

Interest Income

         Interest income for the years ended December 31, 1997, 1996, and 1995 was $39.0 million, $36.4 million, and $32.5 million, respectively. The $2.6 million increase in interest income from 1996 to 1997 was due to a $41.1 million increase in average interest-earning assets. The increase in average interest-earning assets was offset by a decrease in the yield on interest-earning assets to 7.78% for the year ended December 31, 1997 from 7.93% for the year ended December 31, 1996. The $3.9 million increase in interest income from 1995 to 1996 was due to a $48.6 million increase in average interest-earning assets. The increase during 1996 was also attributable to an increase in the yield on interest-earning assets to 7.93% for the year ended December 31, 1996 from 7.90% for the year ended December 31, 1995. The increase in interest-earning assets during both years was primarily attributable to the purchase of MBS. MBS increased an average of $29.0 million and $41.2 million during 1997 and 1996, respectively.

Interest Expense

         Interest expense for the years ended December 31, 1997, 1996 and 1995 was $23.7 million, $21.4 million and $19.0 million, respectively. The increase in interest expense in 1997 from 1996 was primarily attributable to an increase of $38.1 million in average interest-bearing liabilities. The increase in average deposits of $30.8 million was primarily responsible for the increase in average interest-bearing liabilities. This increase along with an increase in the cost of funds to 4.96% in 1997 from 4.86% in 1996 accounted for the $2.3 million increase in interest expense. The increase in interest expense in 1996 from 1995 was primarily attributable to an increase of $45.2 million in average interest-bearing liabilities. An increase in average borrowings of $29.5 million and an increase in average deposits of $15.7 million account for the increase in average interest-bearing liabilities. These increases along with an increase in the cost of funds to 4.86% in 1996 from 4.81% in 1995 accounted for the $2.4 million increase in interest expense.

Net Interest Income

         Net interest income increased $202,000, or 1.3%, in 1997 and $1.6 million, or 11.6%, in 1996 over the respective prior years. During 1997 the increase in net interest income was attributable to the increase in volume of interest earning-assets and interest-bearing liabilities at a positive spread. However, the Company's positive spread was reduced by the impact of a flattening yield curve. While short-term interest rates increased, long-term interest rates declined. The combined impact of these changing interest rates increased the Company's cost of interest-bearing liabilities as the yield on interest-earning assets decreased.

         The increase in 1996 was primarily attributable to the increase in volume of interest-earning assets and interest-bearing liabilities at a positive spread. Net interest income was also increased due to the decline in the cost of borrowings. The Company's borrowed money is generally short-term and the decrease in short-term interest rates during 1996 reduced the cost of borrowed money.

Allowance and Provision for Credit Losses

         The provision for credit losses amounted to $400,000, $400,000 and $600,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The provision for credit losses was provided after considering the status of non-performing loans, adverse situations that may affect a borrower's ability to repay, the value of collateral securing the loans, net charge-offs, industry standards and other considerations that effect the perceived risk in the loan portfolio. Commercial loans, which generally have a greater credit risk, comprised $20.1 million, or 7.0%, of the total loan portfolio at December 31, 1997 compared to $19.2 million, or 7.2%, of the total loan portfolio at December 31, 1996. Non-performing loans, net of amounts charged-off, were $3.4 million, or 1.2%, and $3.2 million, or 1.2%, of the total loan portfolio at December 31, 1997 and 1996, respectively. The allowance for credit losses totaled $3.6 million, or 1.3%, and $3.8 million, or 1.4%, of total loans at December 31, 1997 and 1996, respectively. In management's opinion, based on its review of the current quality of the loan portfolio, general economic conditions and historical experience, the allowance for credit losses is adequate to cover future credit losses.

Other Income

         Other income decreased by $54,000 and $920,000 during 1997 and 1996, respectively. The decrease in 1997 was attributable to the reduction in the accretion of excess fair value of $183,000 related to negative goodwill from a prior acquisition. This decrease was partially offset by gains on the sale of loans of $34,000 (an increase of $118,000 from the $84,000 loss in 1996).

         The decrease in 1996 was attributable to non-recurring income received in 1995 of: (i) $672,000 from the recovery of an insurance claim and (ii) $135,000 in interest on a tax refund, and losses on the sale of loans of $84,000 during 1996 (a decrease of $212,000 from the $128,000 profit on sale of loans in 1995). These decreases were partially offset by increases in gains from trading activity of $71,000 and gains from the sale of mortgage-backed securities of $25,000.

Operating Expenses

         In 1997, operating expenses excluding merger costs of $126,000, decreased by $188,000, or 2.0%, from 1996 (excluding Savings Association Insurance Fund (SAIF) recapitalization assessment), primarily as a result of reductions in federal insurance premiums of $367,000, amortization of deposit premiums of $143,000 and net real estate operations expense of $99,000. These decreases were offset by increases in other operating expense, salaries and employee benefits, marketing and occupancy and equipment expense of $158,000, $124,000, $99,000 and $40,000, respectively, from those of the prior year.

         In 1996 operating expenses, excluding SAIF recapitalization assessment of $1.6 million, increased by $1.3 million, or 17.0%, from 1995, primarily as a result of operating and marketing costs related to the ten retail-banking offices. In 1996, the Company focused on increasing market awareness of the Bank and the services offered to customers by increasing the marketing budget, installing more automated teller machines and introducing "Homeline," a 24 hour telephone banking service. Salaries and employee benefits, other operating expense, net real estate operations expense, occupancy and equipment, and marketing expense increased $568,000, $260,000, $210,000, $172,000 and $155,000,
respectively, from those of the prior year.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996, which required the recapitalization of the SAIF, became law. Accordingly, all depository institutions with SAIF insured deposits were charged a one-time special assessment on their SAIF-assessable deposits as of March 31, 1995 at the rate of 65.7 basis points. The Bank's portion of the special assessment was $1.6 million.

Income Taxes

         In 1997, the Company expensed $2.4 million in combined federal and state income taxes on pre-tax income of $7.1 million compared to $1.8 million of tax expense in 1996 on pre-tax income of $5.3 million. Tax expense increased by $599,000, or 33.9%, as pre-tax income increased by $1.8 million, or 33.3%. The Company's effective income tax rate increased to 33.4% for the year ended December 31, 1997 from 33.2% for the year ended December 31, 1996.

         In 1996, the Company expensed $1.8 million in combined federal and state income taxes on pre-tax income of $5.3 million compared to $2.7 million of tax expense in 1995 on pre-tax income of $7.4 million. Tax expense decreased $893,000, or 33.6%, as pre-tax income decreased by $2.1 million, or 27.8%. The Company's effective income tax rate decreased to 33.2% for the year ended December 31, 1996 from 36.1% for the year ended December 31, 1995.

         A recovery of a valuation allowance related to deferred income taxes was recognized in the amount of $732,000 during the year ended December 31, 1996. The recovery was recognized after considering the impact of a change in the Internal Revenue Code and the estimated timing of temporary differences related to deferred loan fees for tax purposes.

Financial Condition

         Total assets increased to $537.8 million at December 31, 1997 from $498.4 million at December 31, 1996, an increase of 7.9%. This increase primarily reflects the increase in MBS and loans receivable. MBS increased to $215.9 million at December 31, 1997 from $188.6 million at December 31, 1996, an increase of $27.3 million, or 14.5%. Loans receivable increased to $276.3 million at December 31, 1997 from $258.9 million at December 31, 1996, an increase of $17.4 million, or 6.7%.

         Total liabilities increased to $500.4 million at December 31, 1997 from $465.8 million at December 31, 1996, an increase of 7.4%. The increase in liabilities of $34.6 million was primarily attributable to an increase in deposits of $35.7 million, offset by a decrease in borrowings of $1.3 million.

         Shareholders' equity increased to $37.4 million at December 31, 1997 from $32.6 million at December 31, 1996. This increase was primarily the result of net income of $4.7 million, plus an increase in unrealized gains on securities available-for-sale of $1.1 million (see Notes 1, 4 and 5 to the accompanying Consolidated Financial Statements), and less the payment of cash dividends of $1.0 million. At December 31, 1997, the Bank exceeded its core, tangible and risk-weighted assets capital requirements by $19.3 million, $27.3 million and $19.7 million, respectively. For additional information regarding the Bank's regulatory capital requirements see Note 15 to the accompanying Consolidated Financial Statements.

Liquidity, Cash Flows and Committed Resources

         The Bank is currently required by the OTS to maintain average daily balances of liquid assets in an amount equal to 4.0% of certain net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Bank exceeded its liquidity requirement at December 31, 1997 and 1996. Management believes that liquidity is being maintained at adequate levels.

         The Bank's primary source of cash is its financing activity. Funds obtained from financing activities include net deposit inflows and borrowings. Net deposit inflows totaled $35.7 million while borrowing decreased $1.3 million during 1997. During the year ended December 31, 1996, net borrowings increased by $23.0 million and net deposit inflows increased by $20.1 million.

         The Bank's primary investment activity is lending. Loans originated or purchased for the portfolio totaled $72.9 million, $56.4 million and $59.7 million during the years ended December 31, 1997, 1996 and 1995, respectively. MBS are also a significant investment activity. MBS purchases totaled $46.8 million, $55.5 million and $54.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash flows from investing activities were provided by repayments on existing loans and MBS which totaled $75.8 million, $61.6 million and $51.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         At December 31, 1997, outstanding commitments, including undisbursed loans in process, to originate or purchase loans totaled $14.6 million. Commitments to originate and purchase mortgage loans included $3.7 million in fixed rate mortgage loans. Thirty-year fixed rate mortgage loans originated are classified as loans held-for-sale. Forward agreements are entered into to sell these loans in the secondary market at the time of commitment. Twenty-year and fifteen-year fixed rate mortgage loans are currently retained as investments. All commitments are anticipated to fund within one year. It is anticipated that funding for these commitments will be obtained from normal cash flows. Certificate accounts in the amount of $124.2 million are scheduled to mature during the year ending December 31, 1998. It is anticipated that a substantial portion of these maturing deposits will be retained.

Impact of Inflation And Changing Prices

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the presentation of financial condition and measurement of operating results in terms of historical dollars, disregarding inflation.

         Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of inflation. Interest rates do not necessarily move in the same direction, or with the same magnitude, as the prices of goods and services, since such prices are affected by inflation.

         Inflation can have a more direct impact on certain categories of operating expenses such as salaries and wages, employee benefits, occupancy costs and other operating expenses. These expenses fluctuate with changes in general price levels.

         Because primary assets include substantial fixed rate, fixed term loans and ARM loans which generally reprice annually, changes in interest rates in the economy have a gradual impact on the yield on assets. Primary liabilities include savings deposits which are short term in nature and therefore adjust with changes in the economy. In general, periods of high inflation are accompanied by high interest rates. When interest rates move up rapidly, the cost of funds increases rapidly while the yield on interest-earning assets increases slowly, resulting in a negative impact on net income. Conversely, during periods of low inflation, lower and more moderate interest rates are normally present, which results in a lower cost of funds and a more favorable impact on net income.

Current Accounting Pronouncements

         In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of FAS 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. FAS 130 is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will require the Company to include all nonowner changes in equity as components of comprehensive income. Currently, such nonowner changes in equity include only unrealized gains and losses on available-for-sale investment securities.

         In June 1997, FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires an entity to discuss financial information in a manner consistent with internally used information and requires more detailed disclosures of operating and reporting segments than are currently in practice. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of FAS 131 is not expected to have a material effect on the Company's financial condition or results of operations. Management does not believe additional disclosures will be required as a result of the adoption of this statement.

Selected Quarterly Information

         The following table sets forth, for the periods indicated, unaudited quarterly results of operations. The net income per share data have been adjusted for stock splits.


                                        First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                                       ----------------  ----------------- -----------------  ----------------
                                        1997     1996     1997      1996     1997     1996     1997     1996
                                       -------  -------  -------  -------- --------  -------  -------  -------
                                                        (In thousands, except per share data)

Interest income.......................  $9,441   $8,833   $9,697    $9,029   $9,817   $9,195  $10,013   $9,393
Net interest income...................   3,828    3,732    3,804     3,774    3,785    3,797    3,871    3,783
Net income............................   1,298    1,165    1,122     1,110    1,153      864    1,155    1,146
Net income per share data:
    Basic net income..................     .48      .43      .41       .41      .43      .32      .43      .42
    Diluted net income................     .48      .42      .40       .41      .42      .32      .42      .42


Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required in response to this Item is incorporated herein by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity."

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Shareholders and Board of Directors of First Home Bancorp Inc.:

         We have audited the accompanying consolidated statements of financial condition of First Home Bancorp Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Home Bancorp Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         /s/Arthur Andersen LLP
         Philadelphia, Pa.
         February 9, 1998

First Home Bancorp Inc.
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                            1997           1996
                                                                                            ----           ----
                                                                                                  (in thousands)
ASSETS
Cash and amounts due from depository institutions                                         $  5,450       $  5,133
Interest-earning deposits and short-term funds                                                 732          1,302
Investment securities held-to-maturity (market value - 1997 $2,233;
   1996 $2,321)                                                                              2,233          2,321
Investment securities held for trading at market value                                          64             60
Investment securities available-for-sale at market value                                    20,647         24,975
Mortgage-backed securities held-to-maturity (market value - 1997 $130,064;
   1996 $98,418)                                                                           127,888         97,391
Mortgage-backed securities available-for-sale at market value                               88,008         91,216
Loans receivable - net                                                                     275,976        258,234
Loans held for sale at market value                                                            310            676
Accrued interest receivable                                                                  3,216          3,013
Real estate owned and other repossessed assets                                                 855            948
Federal Home Loan Bank stock-at cost                                                         7,376          7,376
Office properties and equipment                                                              2,844          2,999
Deposit premium (accumulated amortization - 1997 $630; 1996 $515)                              516            631
Net deferred income taxes                                                                      653          1,347
Prepaid expenses and other assets                                                            1,030            777
                                                                                          --------       --------
TOTAL ASSETS                                                                              $537,798       $498,399
                                                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                               $326,043       $290,298
   Borrowings                                                                              171,829        173,148
   Advances by borrowers for taxes and insurance                                               416            445
   Accrued interest payable                                                                    844            588
   Excess of fair value over cost                                                              ---             66
   Accounts payable and accrued expenses                                                     1,281          1,209
                                                                                          --------       --------
Total liabilities                                                                          500,413        465,754
                                                                                          --------       --------
Commitments and contingencies (Note 18)
Shareholders' equity:
   Preferred stock - no par value; 1,000,000 shares authorized;
      none issued                                                                              ---            ---
   Common stock - no par value; 10,000,000 shares authorized;
      issued and outstanding, 2,708,426 shares                                                 ---            ---
   Paid-in capital in excess of par                                                          8,923          8,923
   Retained earnings - partially restricted                                                 28,235         24,592
   Unrealized gain (loss) on securities available-for-sale, net                                227           (870)
                                                                                          --------       --------
Total shareholders' equity                                                                  37,385         32,645
                                                                                          --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $537,798       $498,399
                                                                                          ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

First Home Bancorp Inc.
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                               1997            1996          1995
                                                                            -------         -------       -------
                                                                              (in thousands, except for share data)
INTEREST INCOME:
Interest and fees on loans                                                  $22,555         $21,712       $20,490
Interest on mortgage-backed securities                                       14,173          12,448         9,435
Other interest income and dividends                                           2,240           2,290         2,564
                                                                            -------         -------       -------
Total interest income                                                        38,968          36,450        32,489
INTEREST EXPENSE:
Interest on deposits                                                         13,744          12,121        11,179
Interest on borrowed money                                                    9,936           9,243         7,793
                                                                            -------         -------       -------
Total interest expense                                                       23,680          21,364        18,972
                                                                            -------         -------       -------
NET INTEREST INCOME                                                          15,288          15,086        13,517
PROVISION FOR CREDIT  LOSSES                                                    400             400           600
                                                                            -------         -------       -------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                             14,888          14,686        12,917
                                                                            -------         -------       -------
OTHER INCOME:
Service charges and other fees                                                  600             571           505
Loan servicing fees                                                             190             214           231
Profit (loss) on sale or valuation of:
   Loans held for sale                                                           34             (84)          128
   Investment securities held for trading                                       234             223           152
   Mortgage-backed securities available-for-sale                                ---              25           ---
Accretion of excess of fair value over cost                                      66             249           249
Other income                                                                    209             189         1,042
                                                                            -------         -------       -------
Total other income                                                            1,333           1,387         2,307
                                                                            -------         -------       -------
OPERATING EXPENSES:
General and administrative expenses:
   Salaries and employee benefits                                             4,352           4,228         3,660
   Occupancy and equipment                                                    1,336           1,296         1,124
   Marketing                                                                    540             441           286
   Federal insurance premiums                                                   177             544           574
   Other operating expenses                                                   2,363           2,205         1,945
                                                                            -------         -------       -------
Total general and administrative expenses                                     8,768           8,714         7,589
SAIF recapitalization assessment                                                ---           1,564           ---
Amortization of deposit premium                                                 115             258           257
Real estate operations - net                                                    118             217             7
Merger costs                                                                    126             ---           ---
                                                                            -------         -------       -------
Total operating expenses                                                      9,127          10,753         7,853
                                                                            -------         -------       -------
INCOME BEFORE INCOME TAXES                                                    7,094           5,320         7,371
                                                                            -------         -------       -------
INCOME TAX EXPENSE:
Current                                                                       2,290           1,424         2,710
Deferred                                                                         76             343           (50)
                                                                            -------         -------       -------
Total current and deferred income taxes                                       2,366           1,767         2,660
Recovery of deferred tax valuation allowance                                    ---            (732)          ---
                                                                            -------         -------       -------
Total income taxes                                                            2,366           1,035         2,660
                                                                            -------         -------       -------
NET INCOME                                                                 $  4,728        $  4,285      $  4,711
                                                                           ========        ========      ========
Per share data:
   Basic net income per share                                              $   1.75      $     1.58     $    1.74
   Diluted net income per share                                            $   1.72      $     1.57     $    1.74
Average number of shares outstanding - basic                              2,708,426       2,707,034     2,703,493
Average number of shares outstanding - diluted                            2,756,445       2,724,028     2,714,643


The accompanying notes are an integral part of these consolidated statements.

First Home Bancorp Inc.
Consolidated Statements of Financial Condition
--------------------------------------------------------------------------------

                                                      Paid-in                       Unrealized
                                                      Capital                             Gain
                                                           in                            (Loss)            Total
                                                       Excess        Retained               on     Shareholders'
                                                       of Par        Earnings       Securities            Equity
                                                       ------        --------       ----------            ------
                                                                              (in thousands)

Balance at January 1, 1995                             $8,872         $17,579          $(3,377)          $23,074
   Stock issued upon exercise of
      stock options                                        47             ---              ---                47
   Dividends $.36 per share                               ---            (975)             ---              (975)
   Unrealized gain on securities, net                     ---             ---            3,246             3,246
   Net income                                             ---           4,711              ---             4,711
                                                       ------         -------           ------           -------
Balance at December 31, 1995                            8,919          21,315             (131)           30,103
   Stock issued upon exercise of
      stock options                                         4             ---              ---                 4
   Cash in lieu of fractional shares                      ---              (7)             ---                (7)
   Dividends $.37 per share                               ---          (1,001)             ---            (1,001)
   Unrealized loss on securities, net                     ---             ---             (739)             (739)
   Net income                                             ---           4,285              ---             4,285
                                                       ------         -------           ------           -------
Balance at December 31, 1996                            8,923          24,592             (870)           32,645
   Cash in lieu of fractional shares                      ---              (2)             ---                (2)
   Dividends $.40 per share                               ---          (1,083)             ---            (1,083)
   Unrealized gain on securities, net                     ---             ---            1,097             1,097
   Net income                                             ---           4,728              ---             4,728
                                                       ------         -------           ------           -------
Balance at December 31, 1997                           $8,923         $28,235           $  227           $37,385
                                                       ======         =======           ======           =======

The accompanying notes are an integral part of these consolidated financial statements.

First Home Bancorp Inc.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Years Ended December 31,
                                                                             1997           1996           1995
                                                                           --------       --------        -------
                                                                                 (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                              $  4,728       $  4,285        $ 4,711
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for credit losses                                                  400            400            600
   Depreciation                                                                 362            360            299
   Accretion of excess fair value over cost                                     (66)          (249)          (249)
   Amortization of fair market premiums                                         ---             50            186
   Amortization of deposit premiums                                             115            258            257
   Net gains           on investment securities held for trading               (234)          (223)          (152)
   Purchase of investment securities held for trading                        (9,809)        (9,372)        (1,817)
   Proceeds from sale of investment securities held for trading              10,039          9,592          2,369
   Gains from sale of mortgage-backed securities available-for-sale             ---            (25)           ---
   Loans originated for sale                                                 (6,613)        (8,845)        (6,262)
   Proceeds from loans sold                                                   7,013          8,504          6,260
   Net (gain) loss on sale of loans                                             (34)            84           (128)
   Increase in accrued interest receivable                                     (203)          (110)          (403)
   Increase in accrued interest payable                                         256             33            106
   Decrease (increase) in deferred income taxes                                  76           (389)           (50)
   Net other                                                                   (179)          (563)           169
                                                                           --------       --------        -------
Net cash provided by operating activities                                     5,851          3,790          5,896
                                                                           --------       --------        -------

INVESTMENT ACTIVITIES:
   Proceeds from maturities of investment securities                         14,534         14,561         20,275
   Proceeds from sale of mortgage-backed securities available-for-sale          ---          3,637            ---
   Purchase of:
      Investment securities                                                 (10,013)       (12,847)       (14,416)
      Mortgage-backed securities                                            (46,814)       (55,491)       (54,841)
   Repayments on mortgage-backed securities                                  21,134          9,085          6,800
   Purchase of FHLB stock                                                       ---         (2,058)          (660)
   Purchase of property and equipment                                          (207)          (773)          (285)
   Decrease (increase) in real estate owned                                      93           (461)           454
   Principal collected on loans                                              54,715         52,515         44,201
   Loans originated or acquired                                             (72,857)       (56,372)       (59,708)
   Cash obtained from acquisition of branches                                   ---            ---         14,512
                                                                           --------       --------        -------

Net cash used by investing activities                                       (39,415)       (48,204)       (43,668)
                                                                           --------       --------        -------

First Home Bancorp Inc.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                   Years Ended December 31,
                                                                               1997           1996           1995
                                                                                        (in thousands)
FINANCING ACTIVITIES:
   Net increase in:
      Demand deposits, NOW accounts, and savings accounts                    19,921          5,278          1,050
      Certificates of deposit                                                15,824         14,845         14,093
   Proceeds from borrowings                                                  22,474         41,625         37,414
   Repayment of borrowings                                                  (23,794)       (18,603)       (10,900)
   Cash dividends and cash in lieu of fractional shares                      (1,085)        (1,009)          (975)
   Proceeds from exercise of common stock options                               ---              4             47
   Net (decrease) increase in advances from borrowers for taxes
      and insurance                                                             (29)            52            (83)
                                                                            -------        -------       --------
Net cash provided by financing activities                                    33,311         42,192         40,646
                                                                            -------        -------       --------
(DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                        (253)        (2,222)         2,874
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                       6,435          8,657          5,783
                                                                            -------        -------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 6,182        $ 6,435       $  8,657
                                                                            =======        =======       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

During 1995, investments and mortgage backed-securities with a book value of $32,019,901 were transferred from held to maturity to available-for-sale. See
Note 1 - Summary of significant accounting policies investment policy.

The Company issued 677,284 shares of Common Stock no par value on February 14, 1997, to effect a four-for-three stock split declared effective December 31, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         First Home Bancorp Inc. (the Company) follows accounting and reporting practices in accordance with generally accepted accounting principles (GAAP) normally adhered to by financial institutions. The more significant accounting policies are summarized below.

         Principles of Consolidation - The consolidated financial statements include the accounts of First Home Bancorp Inc., its wholly-owned subsidiary, First Home Savings Bank, F.S.B. (the Bank) and the Bank's wholly owned subsidiaries. The Company's business is conducted primarily through the Bank. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to the classifications used in 1997.

         Nature of Operations - The Bank conducts business through ten full-service offices located in Camden, Gloucester, and Salem Counties, in New Jersey, and New Castle County in Delaware. The Bank was chartered in 1911 for the purpose of attracting retail savings deposits to provide mortgage funds for the community. Today, while home lending is still the cornerstone of activities, the Bank is a full service bank offering a broad range of products and services to borrowers and depositors.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates.

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in banks and interest-earning deposits.

         Investment Policy - In accordance with the Financial Accounting Standards (FAS) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), investments are classified into three categories; those held-to-maturity and reported at amortized cost, for which the Company has the positive intent and ability to hold-to-maturity; those classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity; and those classified as trading securities and reported at fair value with unrealized gains and losses included in earnings.

         Realized security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

         The investment in Federal Home Loan Bank stock is carried at cost.

         Loans Held for Sale - Loans held for sale are carried at the lower of aggregate cost (remaining principal net of unearned premiums and discounts) or market.
 .
         Disclosure About Derivative Financial Instruments - During 1997 and 1996, the Company was a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates (hedging). The off-balance-sheet financial instruments were forward commitments and interest rate swaps. Those instruments involve, to varying degrees, elements of

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


credit, interest rate, or liquidity risk in excess of the amounts recognized in the balance sheets. The contract or notional amounts of those instruments represent the extent of involvement the Company has in these financial instruments.

         Credit risk is controlled by conducting transactions with major investment firms and by setting policies for transaction volume limitations and periodic monitoring. Each dealer was carefully evaluated on the basis of its financial strength, reputation and expertise. Unless noted otherwise, the Company does not require collateral or other securities to support derivative financial instruments with credit risk.

         Derivatives are classified as hedges of specific on-balance-sheet items, off-balance-sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment, the following conditions must be met: 1) the underlying item being hedged by derivatives exposes the Company to interest rate risk, 2) the derivatives used serves to reduce the Company's sensitivity to interest rate risk, and 3) the derivative used is designed and deemed effective in hedging the Company's exposure to interest rate risk. For derivatives designated as hedges of interest rate exposure, gains or losses are deferred and included in the carrying amounts of the related item exposing the Company to interest rate risk and ultimately recognized in income as part of those carrying amounts. Gains or losses resulting from early terminations of derivatives are deferred and amortized over the remaining term of the underlying balance sheet item or the remaining term of the derivative, as appropriate.

         Derivatives not qualifying for hedge accounting treatment would be carried at market value with realized and unrealized gains and losses included in noninterest income. During 1997, 1996 and 1995, all of the Company's derivatives qualified as hedges of specific on balance sheet items.

         A forward contract is a legal agreement between two parties to purchase or sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. Because forward contracts lack the liquidity and protection provided by regulated exchanges, there is a heightened risk of default by the counterparties. At December 31, 1997 and 1996 the Company had no exposure to credit loss in the event of non-performance by other parties to forward contracts. See Note 7 for additional information.

         The Company periodically enters into interest rate swap agreements to help reduce certain interest rate exposure on a portion of its borrowings. An interest rate swap is a contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amount represents the base on which interest due each counterparty is calculated and does not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At December 31, 1997, the Company had a $20.0 million notional amount interest rate swap agreement outstanding on which the Company pays a fixed interest rate of 6.10% and receives a floating interest rate based on three-month LIBOR. At December 31, 1997, three-month LIBOR was 5.875%. Periodic net cash settlements under the swap agreement are recorded as an adjustment to interest expense over the life of the agreement. Included in interest expense for the year ended December 31, 1997 was $18,000 of expense related to the interest rate swap agreement. The interest rate swap agreement matures on August 20, 1999. In the event of liquidation of the liability to which the interest rate swap is linked, the interest rate swap would be recorded at its fair market value with any change in such market value recorded in the period such event occurs. No interest rate swap agreements were entered into or outstanding during 1996.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         Mortgage-Backed Securities - Mortgage-backed securities (MBS), including real estate mortgage investment conduits (REMICS), classified as held-to-maturity are carried at cost and are adjusted for amortization of premiums and accretion of discounts over the term of the securities using a method which approximates the interest method. Temporary changes in the market value of the securities are not recognized since it is management's intention to hold these MBS to maturity. In management's opinion, the Company has the ability to hold these securities to maturity. MBS classified as available-for-sale, in accordance with FAS 115, are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

         Allowance for Credit Losses - An allowance for credit losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks attendant with the loan portfolio. Management's evaluation is based on periodic review of the loan portfolio and considers such factors as payment history, adverse situations which may affect a borrower's ability to repay, collateral adequacy and current economic conditions. For large loans deemed to be impaired due to an expectation that all contractual payments probably will not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the fair value of the collateral. Actual losses may vary from current estimates. These estimates are reviewed periodically and adjustments, as necessary, are recorded in the period in which they become known.

         Allowance for Uncollected Interest - Interest is not recognized on loans deemed to be uncollectible. Generally, this includes loans that are more than three months delinquent. Such interest, if collected, is credited to income in the period of recovery. The allowance for uncollected interest is netted against accrued interest receivable for financial reporting purposes.

         Unearned Premiums and Discounts - Unearned premiums and discounts on assets purchased or acquired are amortized over the estimated life using a method which approximates the effective interest method.

         Loan Fees and Origination Costs - Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to yield. The amount of net loan origination fees recognized as a yield adjustment is reflected as interest income in the consolidated statements of income. The unamortized balance of net loan origination fees is reflected in the consolidated statements of financial condition as part of loans receivable-net.

         Mortgage Servicing Rights - The cost of mortgage servicing rights is amortized over the period of estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prepayment assumptions based on current market interest rates. For purposes of measuring impairment, the rights are stratified based on the interest rates of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.

         Real Estate Owned - Real estate acquired in settlement of loans is carried at the lower of cost or estimated fair value less estimated costs to sell. Subsequent costs directly related to the completion of construction or improvement of the real estate are capitalized to the extent realizable. Gains on the sale of real estate are recognized upon disposition of the property and losses are charged to operations as incurred. Carrying costs, such as maintenance, interest, and taxes, are charged to operations as incurred. Rental income is recognized as a reduction of operating costs.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Office Properties and Equipment - Office buildings and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful life of the related asset. The cost of leasehold improvements is amortized over the estimated life of the improvement or the term of the lease, whichever is shorter. The asset cost and accumulated depreciation or amortization for property retirements and disposals are eliminated from the respective accounts, and any resultant gain or loss is included in net income as incurred. The cost of maintenance and repairs is charged to operating expense, as incurred. The cost of major additions and improvements is capitalized.

         Deposit Premium - The premium resulting from the valuation of core deposits acquired in the purchase of branch offices is amortized over the estimated remaining life of the existing customer deposit base acquired using a method which approximates the effective interest method. The estimated life at the time of purchase was ten years. Amortization periods are monitored to determine if events and circumstances require such periods to be reduced.

         Income Taxes - The Company files a consolidated federal income tax return and separate state income tax returns. In accordance with FAS Statement No. 109, "Accounting for Income Taxes" (FAS 109), deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize any deferred tax assets. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in earnings in the period of the enactment date.

         Securities Sold Under Agreements to Repurchase - The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as borrowings.

         Excess of Fair Value Over Cost - The excess of the fair value over cost of net assets acquired after adjustment of non-current assets resulted from the conversion merger of Fidelity Mutual Savings & Loan Association in July 1992. The excess of fair value over cost is amortized over the economic life of the related long term interest-earning assets, estimated to be approximately six years.

         Interest Rate Risk - The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate, to purchase mortgage-backed and other investment securities and, to a lesser extent, to make consumer loans. The potential for interest rate risk exists as a result of the shorter duration of the Company's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising interest rate environment, liabilities will reprice faster than assets thereby reducing the market value of long-term assets and reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company's assets and liabilities in order to measure its level of interest rate risk and plan for potential future volatility.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         Business Combination and Acquisitions - On May 31, 1996, the Bank completed a reorganization into a holding company form of ownership, and the Bank became a wholly-owned subsidiary of First Home Bancorp Inc. (the newly formed holding company). The shareholders of the Bank exchanged their shares of the Bank for the same number of shares of First Home Bancorp Inc.

         Since the merger was essentially accounted for in a manner similar to that in pooling-of-interests, the consolidated financial statements of the holding company remain the same as those prior to the reorganization. As of the effective date of the reorganization, the assets, liabilities and shareholders' equity of the Bank were reflected on the Company's consolidated balance sheet at their historical values. Also, the consolidated statement of operations of the Company subsequent to the reorganization reflects the consolidated operations of the Bank as if the reorganization had taken place prior to the periods covered by such financial statements. At December 31, 1997, substantially all of the holding company's assets are invested in capital stock of the Bank (see Note
23).

         On January 23, 1995, certain assets were purchased and deposit liabilities were assumed pursuant to an agreement entered into on September 21, 1994 to purchase two retail banking offices. The deposit liabilities assumed amounted to $15,924,000 and the net assets received, consisting primarily of cash, amounted to $14,766,000. The fair value of liabilities assumed exceeded the fair value of tangible assets acquired by $1,146,000 and was allocated to deposit premium.

         Net Income and Dividends Per Share - On January 7, 1997 the Board of Directors declared a four-for-three stock split effective December 31, 1996, which was effected in the form of a stock dividend and distributed on February 14, 1997, to holders of record on January 22, 1997. Accordingly, net income per share and dividends per share have been restated to reflect the increased number of shares outstanding in each prior period. The Company declared and paid a $.10 per share dividend during each quarter of 1997.

         The Company adopted FAS Statement No. 128, "Earnings Per Share" (FAS
128), on December 31, 1997. FAS 128 requires dual presentation of basic and diluted net income per share on the face of the income statement. The Company's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Company's common stock equivalents consist solely of outstanding stock options. (See Note 17).

         A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

                                                                            1997             1996             1995
                                                                       ---------        ---------        ---------
         Weighted average shares outstanding (basic)                   2,708,426        2,707,034        2,703,493
         Impact of dilutive common stock equivalents                      48,019           16,994           11,150
                                                                       ---------        ---------        ---------
         Weighted average shares outstanding (diluted)                 2,756,445        2,724,028        2,714,643
                                                                       =========        =========        =========


         Recently Issued or Proposed Accounting Standards - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, and accordingly, the Company adopted the statement January 1, 1996. The effect of adopting the statement was not significant.

         In May 1995, the FASB issued Statement No. 122 "Accounting for Mortgage Servicing Rights," (FAS 122). This statement requires that the Company recognize rights to service mortgage loans for others as separate assets regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained should allocate a portion of the cost of the loans to mortgage servicing rights. FAS 122 requires that securitization of mortgage loans be accounted for as sales of mortgage loans and acquisitions of MBS. Additionally, FAS 122 requires that capitalized mortgage servicing rights be assessed for impairment, based on the fair value of those rights. FAS 122 is required to be applied prospectively for fiscal years beginning after December 15, 1995 to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights. Retroactive application is prohibited. The Company adopted the statement January 1, 1996. The effect of the adoption did not have a material effect on consolidated financial position or results of operations.

         In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement requires certain disclosures about stock-based employee compensation arrangements, defines a fair value based method of accounting for an employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and net income per share as if the fair value based method of accounting defined in FAS 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. FAS 123 is effective for fiscal years beginning after December 15, 1995. Under FAS 123, the Company has elected to disclose on a pro forma basis the fair value method of accounting for stock-based compensation. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effects of all awards granted in fiscal years that began after December 15, 1994. The Company adopted the statement on January 1, 1996 and will continue accounting for stock-based compensation under APB 25. See Note 17 for pro forma disclosures required by FAS 123.

         In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. FAS 125 also defines accounting treatment for servicing assets and other retained interests in the assets that

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


are transferred. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. FAS 127 was also issued in 1996 and amended FAS 125 by deferring for one year the effective date for certain provisions of FAS
125. The Company adopted FAS 125, as amended, on January 1, 1997, and the provisions of FAS 127 on January 1, 1998. The adoption of FAS 125 and FAS 127 did not have a material effect on the Company's financial condition or results of operations.

         In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of FAS 130 is to report a measure of all changes in equity that result from economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. FAS 130 is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will require the Company to include all nonowner changes in equity as components of comprehensive income. Currently, such nonowner changes in equity include only unrealized gains and losses on available-for-sale investment securities.

         In June 1997, FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires an entity to discuss financial information in a manner consistent with internally used information and requires more detailed disclosures of operating and reporting segments than are currently in practice. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of FAS 131 is not expected to have a material effect on the Company's financial condition or results of operations. Management does not believe additional disclosures will be required as a result of the adoption of this statement.

         Disclosures about Fair Value of Financial Instruments - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FAS 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                       December 31, 1997           December 31, 1996
                                                   -------------------------- ---------------------------
                                                     Carrying     Estimated     Carrying      Estimated
                                                      Amount      Fair Value     Amount      Fair Value
                                                   ------------  ------------ ------------- -------------
                                                                       (in thousands)
Assets:
Cash and cash equivalents.........................     $  6,182      $  6,182      $  6,435      $  6,435
Investment securities held-to-maturity............        2,233         2,233         2,321         2,321
Investment securities held for trading............           64            64            60            60
Investment securities available-for-sale..........       20,647        20,647        24,975        24,975
Mortgage-backed securities held-to-maturity.......      127,888       130,064        97,391        98,418
Mortgaged-backed securities available-for-sale....       88,008        88,008        91,216        91,216
Loans receivable..................................      277,852       281,388       260,581       262,724
Loans held for sale...............................          310           310           676           676
Liabilities:
Demand deposits...................................      139,901       139,901       120,020       120,077
Time deposits.....................................      185,846       186,287       169,899       170,269
Borrowings........................................      171,829       171,494       173,148       172,814
Off balance sheet instruments:
Interest rate swap................................          N/A           (3)            --            --

         Cash and cash equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

         Investment securities held-to-maturity, held for trading and available-for-sale - For investment securities held-to-maturity, held for trading and available-for-sale, estimated fair values are based on quoted market prices or dealer quotes. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for substantially similar investments.

         Mortgage-backed securities held-to-maturity and available-for-sale - Estimated fair value for MBS issued by governmental sponsored agencies is based on quoted market prices. The fair value of MBS issued by non-governmental sponsored agencies is estimated based on similar securities with quoted market prices and adjusted for any differences in credit ratings or maturities.

         Loans receivable - For certain homogeneous categories of loans, such as residential mortgage loans and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics and guarantees. The fair values of other types of loans are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. Non-performing loans of $3,358,000 and $3,213,000, allowance for credit losses of $3,616,000 and $3,760,000 and deferred loan fees, discounts and premiums (net) of $1,618,000 and $1,800,000 are not included in the carrying amount or estimated fair value at December 31, 1997 and 1996, respectively.

         Demand deposits and time deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


fixed maturity time deposits is estimated by discounting the future cash flows using interest rates currently offered for deposits of similar remaining maturities.

         Borrowings - Interest rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

         Off balance sheets instruments - Fair value for the Company's interest rate swap is based on current settlement values. The Bank had outstanding commitments to extend credit of $14.6 million at December 31, 1997. Such commitments include fixed and variable rate mortgage and consumer loan commitments. The value of the commitment is a reasonable estimate of the fair value as the fees and rates charged are approximately consistent with the amounts which would be charged to enter into similar arrangements at year end.

2.       INVESTMENT SECURITIES HELD-TO-MATURITY

         Investment securities held-to-maturity at December 31, 1997 and 1996 consisted of tax exempt obligations due in less than one year.

3.       INVESTMENT SECURITIES HELD FOR TRADING

         Investment securities held for trading at December 31, 1997 and 1996 consisted of an investment in a mutual fund.

         The Company buys and sells debt and equity securities that are classified as trading securities. At each reporting period, the Company adjusts the value of these securities to market value. Net gains of $234,000, $223,000 and $152,000 were recorded in 1997, 1996 and 1995, respectively.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         Investment securities available-for-sale at December 31, 1997 and 1996 consisted of the following:

                                                                               December 31, 1997
                                                                              Gross          Gross        Estimated
                                                            Amortized    Unrealized     Unrealized           Market
                                                                 Cost         Gains         Losses            Value
                                                            ---------    ----------     ----------         ---------
                                                                                 (in thousands)
         U.S. Government Agencies
             Due after one year through five years            $13,459         $  55          $  --          $13,514
         Corporate Notes
             Due in one year or less                            2,996             9            ---            3,005
             Due after one year through five years                633            27            ---              660
         Common stock                                             791            74            ---              865
         Preferred stock                                        2,548            56             (1)           2,603
                                                              -------         -----          ------         -------
         Total                                                $20,427          $221            $(1)         $20,647
                                                              =======          ====            ===          =======

                                                                                   December 31, 1996
                                                                              Gross          Gross        Estimated
                                                            Amortized    Unrealized     Unrealized           Market
                                                                 Cost         Gains         Losses            Value
                                                            ---------    ----------     ----------         ---------
                                                                               (in thousands)
         U.S. Government Agencies
             Due after one year through five years            $17,976         $  73           $(17)         $18,032
         Corporate Notes
             Due in one year or less                              725             2            ---              727
             Due after one year through five years              2,972            37            ---            3,009
             Due after five years through ten years               639            11            ---              650
         Preferred stock                                        2,548             9            ---            2,557
                                                              -------         -----          ------         -------
         Total                                                $24,860          $132           $(17)         $24,975
                                                              =======          ====           ====          =======

         U.S. Government Agencies consist of $13,459,000 and $15,976,000 of callable agency notes at December 31, 1997 and 1996, respectively. In addition, in 1996 $2,000,000 of step up securities with periodic interest rates adjustments and call dates were included in U.S. Government Agencies.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.       MORTGAGE-BACKED SECURITIES

         A summary of mortgage-backed securities at December 31, 1997 and 1996 consisted of the following:

                                                                               December 31, 1997
                                                                Gross         Gross          Gross        Estimated
                                                            Amortized    Unrealized     Unrealized           Market
                                                                 Cost         Gains         Losses            Value
                                                            ---------    ----------     ----------         ---------
                                                                                 (in thousands)
         Mortgage-Backed Securities
             Available-for-Sale
         FNMA pass-through certificates                     $ 1,482         $    19      $      (2)      $  1,499
         FHLMC pass-through certificates                      2,997             212            ---          3,209
         GNMA pass-through certificates                       4,875             407            ---          5,282
         Real estate mortgage investment
             conduit obligations                             78,520             834         (1,336)        78,018
                                                           --------        --------       ---------      --------
         Total mortgage-backed securities
         available-for-sale                                 $87,874          $1,472        $(1,338)       $88,008
                                                            =======          ======        =======        =======

         Mortgage-Backed Securities
             Held to Maturity
         Non-agency pass through certificates             $   5,444         $    36          $ ---      $   5,480
         FNMA pass-through certificates                       9,672             149            ---          9,821
         FHLMC pass-through certificates                      8,771              96            ---          8,867
         Real estate mortgage investment
             conduit obligations                            104,001           1,926            (31)       105,896
                                                           --------        --------       ---------      --------
         Total mortgage-backed securities
             held to maturity                              $127,888          $2,207           $(31)      $130,064
                                                           ========          ======       ========       ========

                                                                               December 31, 1996
                                                              Gross           Gross          Gross      Estimated
                                                          Amortized      Unrealized     Unrealized         Market
                                                               Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------         ------
                                                                              (in thousands)
         Mortgage-Backed Securities
             Available-for-Sale
         FNMA pass-through certificates                     $ 1,863            $ 34      $      (2)       $ 1,895
         FHLMC pass-through certificates                      4,342             237            ---          4,579
         GNMA pass-through certificates                       6,070             390            ---          6,460
         Real estate mortgage investment
             conduit obligations                             80,416             277         (2,411)        78,282
                                                           --------        --------       ---------      --------
         Total mortgage-backed securities
             available-for-sale                             $92,691            $938        $(2,413)       $91,216
                                                            =======          ======        =======        =======
         Mortgage-Backed Securities
             Held to Maturity
         Non-agency pass through certificates               $ 6,143         $    48         $   (7)       $ 6,184
         Real estate mortgage investment
             conduit obligations                             91,248           1,203           (217)        92,234
                                                           --------        --------       ---------      --------
         Total mortgage-backed securities
             held to maturity                               $97,391          $1,251          $(224)       $98,418
                                                            =======          ======       ========        =======

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



         Mortgage-backed securities with amortized costs of $80,773,000 and $66,690,000 and market values of approximately $81,389,000 and $66,990,000 were pledged as collateral for securities sold under agreements to repurchase at December 31, 1997 and 1996, respectively.

         The Company had FHLMC pass-through certificates with amortized costs of $2,104,000 and $800,000 and market values of $2,246,000 and $846,000 pledged for the Treasury, Tax, and Loan Account and the Discount Window at the Federal Reserve Bank of Philadelphia at December 31, 1997 and 1996, respectively.

         Gains of $25,000 were recognized in 1996 from the sales of MBS available-for-sale. There were no sales of MBS during 1997 and 1995.

         Expected maturities of MBS will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

6.       LOANS RECEIVABLE

Loans receivable at December 31, 1997 and 1996 consisted of the following:

                                                                                               December 31,
                                                                                           1997           1996
                                                                                          --------       --------
                                                                                              (in thousands)
         Residential mortgage loans on existing property                                  $210,483       $203,574
         Construction mortgage loans                                                         5,486          3,824
         Commercial real estate loans                                                       17,715         17,214
         Commercial business loans                                                           2,348          1,948
         Consumer loans:
             Home equity loans                                                              29,497         19,479
             Mobile home loans                                                               5,651          6,606
             Equity lines of credit                                                          4,194          3,993
             Automobile loans                                                                4,720          4,631
             Other loans                                                                     4,161          3,747
                                                                                          --------       --------
         Total                                                                             284,255        265,016
         Undisbursed portion of loans in process                                            (3,045)        (1,222)
         Deferred loan fees, discounts and premiums (net)                                   (1,618)        (1,800)
         Allowance for credit losses                                                        (3,616)        (3,760)
                                                                                          --------       --------
         Total                                                                            $275,976       $258,234
                                                                                          ========       ========

         The Company originates or purchases both adjustable and fixed interest rate loans. At December 31, 1997 the composition of loans (excluding non-performing loans, deferred loan fees, discounts, premiums, and allowance for credit losses), by maturity or repricing was as follows:

                                                       Fixed        Adjustable
                                                        Rate           Rate
                                                      --------      ----------
                                                         (in thousands)
         1 month - 1 year                             $  5,186        $54,481
         1 - 3 years                                     5,779         32,225
         3 - 5 years                                    22,738          1,353
         5 - 10 years                                   42,221            ---
         10 - 20 years                                 103,655            ---
         over 20 years                                  10,214            ---
                                                      --------        -------
         Total                                        $189,793        $88,059
                                                      ========        =======

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         Adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1-year or 3-year U.S. Treasury interest rate. Market factors affect the correlation of the interest rate adjustment to the interest rates the Company pays on short-term deposits which have primarily been used to fund these loans.

         At December 31, 1997 and 1996, the Company was servicing loans for others amounting to $65,200,000 and $64,900,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights of $60,000 and $73,000 were capitalized in 1997 and 1996, respectively. Amortization of mortgage servicing rights were $10,000 and $4,000 in 1997 and 1996, respectively.

         Loans to executive officers and directors at December 31, 1997 and 1996 were $873,000 and $832,000, respectively. Additional loans and repayments for the year ended December 31, 1997 were $292,000 and $251,000, respectively.

         At December 31, 1997 the majority of loans receivable were collateralized by property located in New Jersey and Delaware.

         The following schedule summarizes the changes in the allowance for credit losses:

                                                 Year Ended December 31,
                                          1997           1996           1995
                                        ------         ------         ------
                                                  (in thousands)
   Beginning balance                    $3,760         $3,562         $3,315
   Provision for credit losses             400            400            600
   Charge-offs                            (708)          (358)          (580)
   Recoveries                              164            156            227
                                        ------         ------         ------
   Total                                $3,616         $3,760         $3,562
                                        ======         ======         ======

         Non-accrual loans at December 31, 1997 and 1996, net of charge-offs, were $3,358,000 and $3,213,000, respectively. The reserve for delinquent interest on loans totaled $289,000 and $261,000 at December 31, 1997 and 1996, respectively, and is netted against accrued interest receivable.

         At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired totaled $351,000 and $334,000 (of which $201,000 and $160,000 were included in non-accrual loans), respectively. All impaired loans have no allowances for credit losses as a result of $65,000 and $115,000 in charge-offs during 1997 and 1996, respectively. The average recorded investment in impaired loans were $325,000 and $274,000 during the years ended December 31, 1997 and 1996, respectively. Payments received on impaired loans that are classified non-accrual are recognized as income on the cash basis. For the years ended December 31, 1997 and 1996, the Company recognized interest income of $25,000 and $24,000 on impaired loans.

7.       LOANS HELD FOR SALE

         Loans held for sale at December 31, 1997 and 1996 amounted to $310,000 and $676,000, respectively. Loans held for sale consist of 30 year fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         At December 31, 1997 and 1996, the Company had $770,000 and $1,043,000
in forward loan sale contracts to an agency. Loans held-for-sale and settled and loan applications in various stages of the underwriting process as of December 31, 1997 will be used to satisfy these forward loan sales.

         Net gains of $34,000 and $128,000 on the sale of loans held for sale were recorded in 1997 and 1995, respectively. Net losses of $84,000 were recorded in 1996.

8.       ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable at December 31, 1997 and 1996 consisted of the following:

                                                                 December 31,
                                                             1997           1996
                                                           ------         ------
                                                             (in thousands)
         Loans                                             $1,606         $1,566
         Mortgage-backed securities                         1,170            986
         Investment securities                                440            461
                                                           ------         ------
         Total                                             $3,216         $3,013
                                                           ======         ======


9.       REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

         Real estate owned and other repossessed assets at December 31, 1997 and 1996 consisted of the following:

                                                                 December 31,
                                                             1997           1996
                                                             ----           ----
                                                              (in thousands)
         Real estate owned                                   $855           $941
         Other repossessed assets                             ---              7
                                                             ----           ----
         Total                                               $855           $948
                                                             ====           ====

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.      OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment are summarized by major classifications as follows:

                                                                December 31,
                                                            1997           1996
                                                          ------         ------
                                                            (in thousands)
         Land, buildings and improvements                 $3,730         $3,689
         Furniture and equipment                           1,604          1,437
                                                          ------         ------
         Total                                             5,334          5,126
         Less accumulated depreciation                    (2,490)        (2,127)
                                                          ------         ------
         Total                                            $2,844        $ 2,999
                                                          ======        =======

         The Company leases three branch offices and other office space. The leases of these facilities are accounted for as operating leases. Total rental expense was $117,000, $106,000, and $104,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Minimum rental commitments under the operating leases are as follows:
                                                              (in thousands)
                                                             1998       $  85
                                                             1999          34
                                                             2000          31
                                                             2001          31
                                                             2002           8
                                                            -----        ----
                                                            Total        $189
11.      DEPOSITS

         Deposits at December 31, 1997 and 1996 consisted of the following:


                                                   December 31, 1997          December 31, 1996
                                                 ----------------------   ---------------------------
                                                              Weighted                   Weighted
                                                              Average                     Average
                                                              Interest                   Interest
                                                   Amount       Rate         Amount        Rate
                                                 ----------- ----------   ------------- -------------
                                                                   (in thousands)

NOW accounts....................................    $ 27,595       1.26%      $  26,477        1.54%
Non-interest bearing accounts...................       7,847         --           7,594          --
Money market, municipal deposits, and other           72,274       4.31          51,408        4.05
accounts........................................
Savings and club accounts.......................      32,185       2.76          34,541        2.77
                                                    --------       ----        --------        ----
Subtotal........................................     139,901       3.11         120,020        2.87
                                                     -------       ----         -------        ----
Certificates by maturity:
6 months or less................................      84,653       5.33          78,431        5.26
6 months to 1 year..............................      39,516       5.45          34,616        5.50
1 to 2 years....................................      35,433       5.82          36,985        5.51
2 to 3 years....................................      17,867       6.07           9,954        5.71
Over 3 years....................................       8,377       5.94           9,913        5.94
                                                    --------       ----       ---------        ----
Total certificates..............................     185,846       5.55         169,899        5.43
                                                     -------       ----         -------        ----
Subtotal........................................     325,747       4.50%        289,919        4.37%
                                                                   ====                        ====
Accrued interest payable........................         296                        379
                                                 --------------              ----------
Total...........................................  $  326,043                 $  290,298
                                                  ==========                 ==========

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         Jumbo Certificates of Deposits are accounts in excess of $95,000 that are solicited directly or through brokers in the national market. At December 31, 1997 and 1996 the Company had $47,068,000 and $35,268,000, respectively, in
Jumbo Certificates of Deposit of which $20,075,000 and $14,715,000, respectively, were brokered deposits.

         At December 31, 1997 and 1996, mortgage loans and MBS aggregating $12,352,000 and $1,617,000, respectively, were pledged for public fund deposits as required by the New Jersey Department of Banking's Governmental Unit Deposit Protection Act.

         REMICS with amortized costs of $492,000 and $498,000 and market values of $496,000 and $492,000 were pledged for savings deposits at December 31, 1997 and 1996, respectively.

         Following is a summary of interest expense by type of account:

                                                                                       December 31,
                                                                            1997            1996           1995
                                                                         ---------       ---------      ---------
                                                                                 (in thousands)
         NOW                                                             $     378       $     408      $     518
         Money market, municipal deposits and other                          2,646           1,859          1,359
         Savings and club                                                      923           1,032          1,175
         Certificate                                                         9,797           8,822          8,127
                                                                         ---------       ---------      ---------
         Total                                                             $13,744         $12,121        $11,179
                                                                           =======         =======        =======

         Interest paid on deposits for the years ended December 31, 1997, 1996 and 1995 was $13,826,000, $11,951,000, and $11,183,000, respectively.

12.      BORROWINGS

         Borrowings at December 31, 1997 and 1996 consisted of the following:


                                                              1997                           1996
                                                  -----------------------------   -------------------------------
                                                                    Weighted                     Weighted
                                                                     Average                      Average
                                                     Amount       Interest Rate      Amount    Interest Rate
                                                  -------------   -------------   ------------ ------------------
                                                                    (dollars in thousands)

Federal Home Loan Bank advances maturing during:
     1997........................................     $      --              --%     $  66,765          5.69%(1)
     1998........................................        68,828(1)         5.86         19,828          5.99
     1999........................................        17,875            6.09         15,875          6.03
     2000........................................         6,258            6.58          6,257          6.58
     2001........................................           600            7.12            600          7.12
     2002........................................         2,000            6.51            --             --
                                                      ---------            ----       --------          ----
Total............................................        95,561            5.97%       109,325          5.85%
                                                      ---------            ----       --------          ----

Securities sold under repurchase
     agreements maturing during
     1997........................................            --              --%        43,823          5.67%
     1998........................................        14,268            6.08             --            --
     1999 (2)....................................        20,000            5.82         20,000          5.84
     2000 (2)....................................        42,000            6.01            --             --
                                                      ---------            ----       --------          ----
Total............................................        76,268            5.97         63,823          5.72
                                                      ---------            ----       --------          ----
Total borrowings.................................     $ 171,829            5.97%      $173,148          5.80%
                                                      =========            ====       ========          ====

----------------------------

(1) Borrowing rates on the line of credit are presented based on a 31 day average rate.
(2)  Callable one year earlier at the option of the lender.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



         The Bank has a line of credit at the Federal Home Loan Bank for $51,098,000 of which $44,000,000 was outstanding at December 31, 1997. The interest rate adjusts daily based on the Federal Funds rate.

         Advances from the Federal Home Loan Bank include borrowings that adjust quarterly based on the London Interbank Offered Rate (LIBOR). Adjustable borrowings totaled $5,000,000 and $10,000,000 at December 31, 1997 and 1996, respectively. Advances from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans. Advances from the Federal Home Loan Bank averaged $95,283,000 and $108,357,000 and the maximum outstanding at any month-end was $105,475,000 and $116,597,000 during the years ended December 31, 1997 and 1996, respectively.

         Securities sold under agreement to repurchase are treated as borrowings. These agreements were collateralized by MBS with amortized costs of $80,773,000 and $66,690,000 and market values of approximately $81,389,000 and $66,990,000 at December 31, 1997 and 1996, respectively. The MBS underlying the agreements were delivered to, and are held by the dealers and the FHLB who arranged the transactions. Securities sold under agreements to repurchase averaged $73,881,000 and $53,516,000 and the maximum outstanding at any month-end was $84,559,000 and $67,001,000 during the years ended December 31, 1997 and 1996, respectively.

13.      SAIF RECAPITALIZATION ASSESSMENT

         On September 30, 1996, the Deposit Insurance Funds Act of 1996, which includes the recapitalization of the Savings Association Insurance Fund (SAIF), became law. Accordingly, all depository institutions with SAIF insured deposits were charged a one-time special assessment on their SAIF-assessable deposits as of March 31, 1995 at the rate of 65.7 basis points, paid on November 27, 1996. The Bank's assessment was $1,564,000. SAIF reduced the insurance premium from $.23 per $100 of deposits to $.0648 per $100 of deposits starting in 1997.

14.      INCOME TAXES

         The Bank was previously permitted under the Internal Revenue Code (the
Code) to deduct an annual addition to the reserve for bad debts in determining taxable income, subject to certain limitations. The Bank's deduction for the year ended December 31, 1995 was based upon the percentage of taxable income method as defined by the Code. The bad debt deduction allowable under this method equaled 8% of taxable income determined without regard to that deduction and with certain adjustments. This addition differed from the bad debt experience used for financial accounting purposes.

         In August 1996, The Small Business Job Protection Act (the Act) was signed into law. The Act repealed the percentage of taxable income method of accounting for bad debts for thrift institutions effective for years beginning after December 31, 1995. The Act provides that bad debt reserves accumulated prior to 1988 be exempt from recapture. Bad debt reserves accumulated after 1987 ("applicable excess reserves") are subject to recapture. The Act requires the Bank as of January 1, 1996 to change its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to financial institutions with assets less than $500 million. Generally, this method will allow the Bank to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Bank's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years net chargeoffs divided by the sum of the previous six years total outstanding loans at year end. Since the Bank's assets exceed $500 million, it will be permitted to deduct only actual bad debts as they occur.

         The Act requires that a thrift institution subject to the change in its method of computing reserves for bad debts treat such change as a change in a method of accounting determined solely with respect to the

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


"applicable excess reserves" of the institution. The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year after December 31, 1995. The timing of this recapture was delayed for two years since the Bank met certain loan origination requirements as provided by the Act. The amount of applicable excess reserves subject to recapture totaled approximately $944,000 and the related tax liability included in the Bank's net deferred taxes totaled $340,000 at December 31, 1995. For financial reporting purposes, the Bank will not incur any additional tax expenses. At December 31, 1997, under FAS 109, deferred taxes were provided on the difference between the book reserve at December 31, 1995 and the applicable excess reserve in the amount equal to the Bank's increase in the tax reserve from December 31, 1987 to December 31, 1995. Retained earnings includes approximately $3,229,000 representing bad debt deductions for which no deferred income taxes have been provided at December 31, 1997 and 1996. Under the Code, this amount may become taxable if dissolution, liquidation or certain other distributions occur. However, under FAS 109, the Bank is not required to provide deferred taxes for reserves established prior to December 1987. The following are the major sources of temporary differences and their deferred tax effect at December 31, 1997 and 1996:

                                                                                                  December 31,
                                                                                              1997           1996
                                                                                              ----           ----
                                                                                                 (in thousands)
         Deferred Tax Assets:
             Credit loss reserve                                                            $1,302         $1,354
             Unrealized loss on securities available-for-sale                                  ---            490
             Deposit premium                                                                   145            131
             Other                                                                              27            ---
                                                                                            ------         ------
             Total deferred tax assets                                                       1,474          1,975
                                                                                            ------         ------
         Deferred Tax Liabilities:
             Deferred loan fees                                                                196            142
             Unrealized loss on loans held for sale                                             29             90
             Depreciation                                                                       85             53
             Mortgage servicing                                                                 43            ---
             Unrealized gain on securities available-for-sale                                  128            ---
             Excess reserves subject to recapture                                              340            343
                                                                                            ------         ------
             Total deferred tax liabilities                                                    821            628
                                                                                            ------         ------
         Net deferred tax asset                                                            $   653         $1,347
                                                                                           =======         ======

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                     Years Ended December 31,

                                                          1997                     1996                      1995
                                          --------------------       ------------------        -------------------
                                                    Percentage               Percentage                Percentage
                                                     of Pretax                of Pretax                 of Pretax
                                          Amount        Income       Amount      Income        Amount      Income
                                          ------        ------       ------      ------        ------      ------
                                                                   (dollars in thousands)
         Tax at statutory rate            $2,412         34.0%       $1,809       34.0%        $2,506       34.0%
         Increase (decrease) in
           taxes resulting from:
           Accretion of excess of
              fair value over cost           (23)         (.3)          (85)      (1.6)           (85)      (1.2)
           Increase in valuation
              allowance for
              deferred tax asset             ---          ---           115        2.2            130        1.8
           Tax-free interest                 (43)         (.6)          (14)       (.3)           (10)       (.1)
           State income tax, net
              of federal benefit             144          2.0            87        1.6            151        2.0
           Other, net                       (124)        (1.7)         (145)      (2.7)           (32)       (.4)
                                           ------        ----        ------       ----         ------       ----
         Total current and
           deferred income taxes          $2,366         33.4%       $1,767       33.2%        $2,660       36.1%
                                          ======         ====        ======       ====         ======       ====

         Deferred federal income tax expense (benefit) consisted of the following tax effects of temporary differences:

                                                              Years Ended December 31,
                                                         1997           1996           1995
                                                         ----           ----           ----
                                                              (in thousands)
         Accelerated depreciation                         $32           $ 26           $ 14
         Deferred loan fees                                54            264             42
         Acquisition costs                                ---             32             38
         Excess reserves subject to recapture              (3)           (13)           150
         Mortgage servicing                                43            ---            ---
         Loan loss reserve (net)                           52             44             40
         Loans held for sale                              (61)            69           (247)
         Deposit premium                                  (14)           (66)           (65)
         Other, net                                       (27)           (13)           (22)
                                                          ---           ----           ----
         Total                                            $76           $343           $(50)
                                                          ===           ====           ====

         The Company made income tax payments of $2,217,000, $1,712,000 and $2,539,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

         A recovery of a valuation allowance related to deferred income taxes was recognized in the amount of $732,000 during 1996. The recovery was recognized after considering the impact of a change in the Code related to the bad debt deduction and the estimated timing of temporary differences related to deferred loan fees for tax purposes.

15.      REGULATORY CAPITAL REQUIREMENTS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision
(OTS) sets forth capital standards applicable to all thrifts. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to adjusted assets (as defined), and of Tier I and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 1997, management believes that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997 and December 31, 1996, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum tangible, core and risk-based ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's regulatory capital amounts differ from those presented under GAAP. The following is a reconciliation of GAAP capital to regulatory capital at December 31, 1997 and 1996.

                                                                                   Regulatory Capital
                                                                     Core, Tangible
                                                                   and Tier 1 Risk-Based         Total Risk-Based
                                                                   ---------------------         ----------------
                                                                                  (in thousands)

         At December 31, 1997
             GAAP capital                                                        $36,212                 $36,212
             Deposit premium                                                        (516)                   (516)
             Investment in subsidiary                                               (165)                   (165)
             Unrealized gains on certain available-for-sale securities              (144)                   (144)
             Equity investment                                                       ---                     (75)
             Allowance for credit losses                                             ---                   2,895
                                                                                 -------                 -------
             Regulatory capital                                                  $35,387                 $38,207
                                                                                 =======                 =======

         At December 31, 1996
             GAAP capital                                                        $32,029                 $32,029
             Deposit premium                                                        (631)                   (631)
             Investment in subsidiary                                               (145)                   (145)
             Unrealized losses on certain available-for-sale securities              876                     876
             Equity investment                                                       ---                     (75)
             Allowance for credit losses                                             ---                   2,571
                                                                                 -------                 -------
             Regulatory capital                                                  $32,129                 $34,625
                                                                                 =======                 =======


First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         The table below presents the Bank's actual and regulatory required capital amounts for core, tangible, tier 1 risk-based and total risk-based capital for the years ended December 31, 1997 and 1996.

                                                                                                          Required to be
                                                                              Required for              Well Capitalized
                                                                          Capital Adequacy                  Under Prompt
                                                        Actual                    Purposes             Corrective Action
                                          ----------------------     ---------------------          ---------------------

                                          Amount    Percentage       Amount     Percentage           Amount    Percentage
                                          ------    ----------       ------     ----------           ------    ----------
                                                                           (dollars in thousands)
         At December 31, 1997:
             Core (Leverage)             $35,387        6.60%        $16,083      3.0%              $26,805         5.0%
             Tangible                     35,387        6.60           8,042      1.5                   N/A         N/A
             Tier I risk-based            35,387       15.33           9,236      4.0                13,853         6.0
             Total risk-based             38,207       16.55          18,471      8.0                23,089        10.0

         At December 31, 1996:
             Core (Leverage)             $32,129        6.45%        $14,938      3.0%              $24,897         5.0%
             Tangible                     32,129        6.45           7,469      1.5                   N/A         N/A
             Tier I risk-based            32,129       15.62           8,226      4.0                12,339         6.0
             Total risk-based             34,625       16.84          16,452      8.0                20,565        10.0

16.      EMPLOYEE STOCK OWNERSHIP PLANS

         A non-leveraged Employee Stock Ownership Plan (Plan) is provided for eligible employees. The Plan contains provisions which allow employees to enter into salary reduction arrangements intended to qualify under Section 401(k) of the Code. The number of allocated shares in the Plan was 188,875 and 183,681 at December 31, 1997 and 1996, respectively. The allocation includes shares purchased by plan participants funded by their own self-directed contributions.

         The Board of Directors approved matching contributions to the Plan with respect to those employees who elected salary reduction contributions. In addition, a discretionary profit sharing contribution may be approved by the Board of Directors. The total Plan contribution, including the discretionary profit sharing contribution, totaled $233,000, $271,000 and $216,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

17.      STOCK OPTIONS

         The Shareholders approved the adoption by the Board of Directors of an Employee Stock Compensation Program and Stock Option Plan for Non-Employee Directors (the Programs). Pursuant to the Programs, stock options may be granted which qualify as incentive stock options as well as stock options that do not qualify as incentive options under the Code. Non-employee directors, full-time officers, and key employees are eligible to receive options under the Programs. There are 412,700 shares of Common Stock available for issuance under the Programs at December 31, 1997.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


         A summary of the Company's Programs at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below.

                                                            1997                      1996                   1995
                                           ---------------------      --------------------     ------------------
                                                       Wtd. Avg.                 Wtd. Avg.              Wtd. Avg.
                                            Shares     Ex. Price      Shares     Ex. Price     Shares   Ex. Price
                                            ------     ---------      ------     ---------     ------   ---------

         Beginning balance                 120,961        $11.99      81,441       $10.54       74,424   $  8.08
             Granted                         5,000         18.75      41,029        14.52       26,385     12.59
             Exercised                         ---           ---      (1,509)        2.85      (16,271)     2.85
             Forfeiture                     (4,000)        11.56           0          ---       (3,097)     9.28
                                           -------        ------      ------       ------       ------   -------
         Ending balance                    121,961        $12.28     120,961       $11.99       81,441    $10.54
                                           =======        ======     =======       ======       ======    ======
         Exercisable at end of year         30,430                         0                     1,509
                                          ========                   =======                    ======

         Exercise prices for options outstanding as of December 31, 1997 ranged from $9.28 to $18.75. The weighted average remaining contractual life of those options was 8.05 years.

         For years beginning January 1, 1995, pro forma information regarding net income and net income per share is required by FAS 123. The Black-Scholes option pricing model was used to estimate the fair value of the options granted. The Black-Scholes model does not consider vesting and transfer restrictions. The model requires input of highly subjective assumptions including the expected stock price volatility. Because input assumptions can materiality affect the fair value estimate, in management's opinion the model does not necessarily provide a reliable single measure of the fair value of its employee stock options. The following table sets forth for the periods indicated information regarding (1) risk-free interest rates; (2) dividend yields; (3) volatility factors of the expected market price of the common stock; (4) weighted-average expected lives of the options; and (5) the weighted-average fair value of options granted.

         Fair value information:
                                                     1997          1996           1995
                                                     ----          ----           ----
         Risk-free interest rates                   6.88%          6.28%          5.92%
         Dividend yields                            2.13%          2.55%          2.67%
         Volatility                                24.26%         23.86%         24.84%
         Expected life in years                      7.5            7.5            7.5
         Fair value of options granted             $6.40          $4.40          $3.71

         In accordance with APB 25 under the intrinsic value based method, the Company is required to recognize compensation expense for the excess of the quoted market price of the stock at the grant date over the amount an employee or non-employee director must pay to acquire the stock. Since all stock options are granted at market, no compensation expense was recognized at the grant date.

         Since the Company has elected to remain with the accounting in APB 25, disclosures of net income and net income per share are required as if the fair value based method of accounting defined in FAS 123 had been applied. All options granted to date have 10 year terms and vest and become fully exercisable three years after the grant date. For the purpose of pro forma disclosure, the estimated fair value of the options are amortized to expense over the options' vesting period. Compensation expense related to options granted prior to amortization totaled $32,000, $180,000 and $98,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Since all options vest over a three year period, compensation expense of $101,000, $41,000 and $7,000 are reflected in the pro forma adjustments. Additionally, since stock options granted to outside directors do not qualify as incentive stock options under the Code, they have been tax effected in the pro forma presentation.

         The Company's net income, basic EPS and diluted EPS as reported and on a pro forma basis for the years indicated were as follows:

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                     Years ended December 31,
                                                                               1997           1996             1995
                                                                               ----           ----             ----
                                                                               (in thousands except per share data)

         Net Income                   As Reported                            $4,728         $4,285           $4,711
                                        Pro Forma                            $4,638         $4,251           $4,706
         Basic EPS                    As Reported                             $1.75          $1.58            $1.74
                                        Pro Forma                             $1.71          $1.57            $1.74
         Diluted EPS                  As Reported                             $1.72          $1.57            $1.74
                                        Pro Forma                             $1.68          $1.56            $1.74

         Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

18.      COMMITMENTS AND CONTINGENCIES

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit which involve, in varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated statements of financial condition.

         Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on balance-sheet instruments.

         Commitments outstanding at December 31, 1997 and 1996 consisted of the following:

                                                                            December 31,
                                                                        1997           1996
                                                                       -------        -------
                                                                            (in thousands)
         Fixed rate mortgage loans (current market rates
             6.25% to 9.625% at December 31, 1997)                    $  3,741       $  2,310
         Adjustable rate mortgage loans                                    651          1,107
         Purchase of fixed rate mortgage loans                             ---          7,189
         Unused lines of credit                                          6,520          5,421
         Letters of credit                                                 305            574
         Consumer loans                                                    294            564
         Loans in process                                                3,045          1,222
                                                                       -------        -------
         Total                                                         $14,556        $18,387
                                                                       =======        =======

         At December 31, 1997, all commitments are expected to be funded within one year.

19.      RESTRICTIONS ON RETAINED EARNINGS

         The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1997, approximately $13,324,000 of retained earnings were available for dividend declaration without prior regulatory approval.


20.      RELATED PARTIES

         The Company effected securities transactions through companies which are controlled by a member of the Board of Directors. The Director is the chairman and director of a company which is a broker-dealer

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


of securities. The transactions consist of purchases from and sales to these broker-dealers of mortgage-backed securities and other investment securities in the ordinary course of business. The aggregate amount of securities purchased from these broker-dealers during 1997, 1996 and 1995 were approximately $22 million, $22 million and $23 million, respectively. Total securities transactions for 1997, 1996 and 1995 were $78 million, $91 million and $73 million, respectively. The aggregate amount of securities sold to these broker-dealers during 1996 was $1.6 million. The aggregate amount of securities sold during 1996 was $13 million. There were no sales to these broker-dealers during 1997. There were no accounts payable/receivable to or from these companies at December 31, 1997 and 1996. Offers to purchase from or sell to other unaffiliated broker-dealers are solicited at the time of the purchase or sale to ensure that the terms of these securities transactions are comparable to the terms that could be obtained from other unaffiliated broker-dealers.

21.      LITIGATION AND SETTLEMENTS

         The Company is involved in litigation arising in the normal course of business. In management's opinion, the resolution of all pending litigation will not have a material adverse effect on its financial position, liquidity or results of operations. In March 1995, the Bank received $672,000 in settlement of an insurance claim in regards to the Fidelity Mutual acquisition. This amount is included in other income in the consolidated statement of income for 1995.

22.      MERGER

         On December 18, 1997, the Company entered into an Agreement and Plan of Merger with and into Sovereign Bancorp. The Merger is anticipated to be consummated with an exchange of stock and is intended to constitute a tax free reorganization under the Internal Revenue Code and be accounted for as a pooling-of-interest under GAAP. Regulatory approvals, the approval of the Company's shareholders, and other conditions are required before the merger can be consummated.

23.      PARENT COMPANY FINANCIAL INFORMATION

         First Home Bancorp Inc. is a holding company organized under New Jersey law. It was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank to the holding company form. The Company was formed on February 22, 1996 and the reorganization was consummated on May 31, 1996.

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


    Condensed financial statements of First Home Bancorp Inc. are as follows:

                   CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                  December 31, 1997                 December 31, 1996
                                                                  -----------------                 -----------------
                                                                                     (in thousands)
         ASSETS
         Cash and cash equivalents                                     $     324                       $       500
         Investments available-for-sale                                      858                               ---
         Investment in subsidiary bank                                    36,212                            32,029
         Prepaid expenses and other assets                                   386                               394
                                                                       ---------                       -----------
         TOTAL ASSETS                                                    $37,780                           $32,923
                                                                         =======                           =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities:
         Accounts payable and accrued expenses                          $    395                          $    278
                                                                       ---------                       -----------
         TOTAL LIABILITIES                                                   395                               278
                                                                       ---------                       -----------

         Shareholders' equity:
         Common stock - no par value                                         ---                               ---
         Paid in capital in excess of par                                  8,923                             8,923
         Retained earnings                                                28,235                            24,592
         Unrealized gain (loss) on securities available-for-sale, net        227                              (870)
                                                                       ---------                       -----------
         Total shareholders' equity                                       37,385                            32,645
                                                                       ---------                       -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $37,780                           $32,923
                                                                         =======                           =======


                          CONDENSED STATEMENT OF INCOME

                                                                  For year ended     Period from February 22, 1996
                                                               December 31, 1997         through December 31, 1996
                                                               -----------------         -------------------------
                                                                                (in thousands)

         Interest income and dividends                                  $     30                         $       9
         Dividend from subsidiary bank                                     1,771                             1,300
         Equity in undistributed earnings of subsidiary bank               3,132                             3,009
                                                                        --------                         ---------
         Total income                                                      4,933                             4,318
         Other operating expenses                                            193                                41
         Merger costs                                                        126                               ---
                                                                        --------                         ---------
             Net income before taxes                                       4,614                             4,277
         Income tax benefit                                                  114                                 8
                                                                        --------                         ---------
         Net income                                                       $4,728                            $4,285
                                                                          ======                            ======


First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                                       Period from
                                                                              For the Year       February 22, 1996
                                                                                     Ended                 through
                                                                         December 31, 1997       December 31, 1996
                                                                         -----------------       -----------------
                                                                                      (in thousands)

         OPERATING ACTIVITIES:
         Net income                                                                $ 4,728                 $ 4,285
         Equity in undistributed earnings of subsidiary bank                        (3,132)                 (3,009)
         Net other                                                                      99                    (115)
                                                                                   -------                 -------
         Net cash used in operating activities                                       1,695                   1,161
                                                                                   -------                 -------
         INVESTING ACTIVITIES:
         Purchase of securities                                                       (786)                    ---
                                                                                   -------                 -------
         Net cash used in investing activities                                        (786)                    ---
                                                                                   -------                 -------
         FINANCING ACTIVITIES:
         Cash dividends and cash in lieu of fractional shares                       (1,085)                   (765)
         Company formation                                                             ---                     100
         Proceeds from exercise of common stock options                                ---                       4
                                                                                   -------                 -------
         Net cash used in financing activities                                      (1,085)                   (661)
                                                                                   -------                 -------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (176)                    500
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              500                     ---
                                                                                   -------                 -------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    324                $    500
                                                                                  ========                ========

First Home Bancorp Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company.


                Name                             Age                              Position
------------------------------------      ----------------      ---------------------------------------------
Stephen D. Miller                                61             President and Director
Robert A. Divalerio                              49             Senior Executive Vice President, Chief
                                                                Financial Officer, and Secretary
Duff P. O'Connor                                 42             Executive Vice President
Adam J. Gagliardi(1)(2)                          46             Director
Eugene J. Martell(1)(2)(3)                       50             Director
Frederick M. Palfrey(1)(2)(3)                    66             Director
W. Kenneth Porch(1)(2)                           58             Director
Stephen R. Selverian(3)                          58             Director and Executive Vice President
Rodger D. Shay(1)(2)(3)                          61             Director

----------------------
       (1)    Member of Compensation Committee
       (2)    Member of Audit Committee
       (3)    Member of Nominating Committee


         Stephen D. Miller. Mr. Miller has been President of the Company since its formation in 1996 and of the Bank since 1974. From 1971 until 1974 Mr. Miller was the managing officer of the Bank.

         Robert A. DiValerio, CPA. Mr. DiValerio is the Senior Executive Vice President, Chief Operating Officer and Secretary of the Company and has served in such capacities with the Company since its organization in February 1996 and with the Bank in various capacities since December 1984.

         Duff P. O'Connor. Mr. O'Connor is Executive Vice President and has served in such capacity with the Company since its organization in February 1996 and with the Bank in various capacities since 1978.

         Adam J. Gagliardi, Jr. Mr. Gagliardi has served as President of United Vending, Inc., a company engaged in the automated food service and amusement industry, since 1976.

         Eugene J. Martell. Mr. Martell has been a building contractor engaged in general construction since 1971.

         Frederick M. Palfrey. Mr. Palfrey was a chemist associated with the DuPont Company since 1953 until his retirement in 1992. He is currently an independent consultant.

         W. Kenneth Porch. Mr. Porch has been a vegetable produce farmer in Salem County, New Jersey since 1968.

         Stephen R. Selverian. Mr. Selverian is the Executive Vice President of the Company and the Bank. He was President of Fidelity Mutual Savings and Loan Association from 1981 until its acquisition by the Bank on July 1, 1992.

         Rodger D. Shay. Mr. Shay has been Chairman and Director of Shay Assets Management, Inc. since August 1997 (previously President and Director from 1990 to August 1997). Chairman of the Board, Director and President of Asset Management Fund, Inc. since August 1997 (previously Director from 1985 to 1990). Chairman and Director of Shay Financial Services, Inc. since August 1997 (previously President and Director from 1990 to August 1997). President, Chief Executive Officer and member of the Managing Board of Shay Assets Management Co. from 1990 to December 1997. President, Chief Executive Officer and member of the Managing Board of Shay Financial Services Co. from 1990 to December 1997. Vice President since 1995 of Institutional Investors Capital Appreciation Fund Inc. and M.S.B. Fund Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Item 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth certain information for each of the three years ended December 31, 1997 regarding the compensation earned by the Company's chief executive officer and each of the other most highly compensated executive officers who earned in excess of $100,000 for services rendered in all capacities for each of the three years ended December 31, 1997.

                                                                                    Long Term
                                              Annual Compensation(1)               Compensation
                                     --------------------------------------        ------------
              Name and                                                                Option           All Other
         Principal Position             Year        Salary(2)      Bonus(3)         Awards(4)       Compensation(5)
         ------------------             ----        ---------      --------         ---------       ---------------
Stephen D. Miller...................    1997        $230,000       $ 82,877            --               $12,962
    President                           1996         210,000        100,800           9,012              15,194
                                        1995         165,000         41,250           6,481              14,364

Robert A. DiValerio.................    1997        $156,625       $ 47,031            --               $12.962
    Senior Executive Vice               1996         145,000         58,000           6,223              15,194
    President and Treasurer             1995         120,000         24,000           4,444              12,961

Duff P. O'Connor....................    1997        $118,375       $ 35,546            --               $12,962
    Executive Vice President            1996         110,000         44,000           4,721              13,067
                                        1995          95,000         19,000           3,519              10,152

Stephen R. Selverian................    1997        $118,375       $ 35,546            --               $12,962
    Executive Vice President            1996         112,000         44,800           4,807              13,504
                                        1995         106,600         21,320           3,944              11,600

---------------

(1) The Company also provides Messrs. Miller, DiValerio, O'Connor and Selverian with Company cars for their use. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed the lesser of $50,000 or 10% of salary for fiscal 1997.

(2) Includes amounts of salary deferred by the named executive officers pursuant to the First Home Savings Bank Employee Stock Ownership Plan (the "Plan"). Under the terms of the Plan, participants may elect to have up to 10% of their annual compensation deferred.

(3) Represents bonuses granted pursuant to the Executive Incentive Compensation Plan, which bases bonuses upon a percentage of officers' salaries if the Company meets certain financial goals set by the Board of Directors.

(4) The Company maintains the Employee Stock Compensation Program (the "Program"). Options granted under the Program are exercisable after three years. The number of shares have been adjusted after giving effect to the four-for-three stock split.

(5) Includes amounts credited to the named executive officers accounts maintained under the Plan.

Employment Agreements

         The Company has entered into an employment agreement with each of Messrs. Miller, DiValerio, O'Connor and Selverian. The rates of salary currently payable under the agreements are $243,800 for Mr. Miller, $166,025 for Mr. DiValerio, and $125,475 each for Mr. O'Connor and Mr. Selverian. Salary changes may be negotiated from time to time during the term of the agreement. In addition, incentive compensation or bonuses may be awarded the employee from time to time by the Board of Directors. The term of the agreement for each officer is three years. The term of each agreement automatically extends for an additional one year period on December 31 of each year, provided no written notice is given by either the Company or the employee to terminate the automatic extension and the extension is explicitly reviewed and approved in writing by the Board of Directors. The Company may terminate the employees' employment or suspend its obligations under the agreements in certain limited circumstances with or without cause. The employees may terminate their employment under the agreements for good reason, as defined in the agreements. The agreements define good reason to include a change in control of the Company, a change in or limitation of the employees' duties or powers, removal of the employees from or failure to re-elect them to the positions specified in the agreements, a reduction in the employees rate of compensation or benefits or the failure of the Company to observe any covenant in the agreement to be observed or performed by the Company.

         If the Company terminates an employee's employment without cause or an employee terminates his employment for good reason, the Company is required to pay the terminated employee for the duration of the agreement's term (as if the employee's employment had not terminated) (i) annually, 100% of the employee's annual salary at the time of the termination; (ii) annually, an amount equal to the average of the three highest annual incentive compensation payments paid to the terminated employee; and (iii) medical, pension and similar benefits comparable to those furnished to the employee immediately prior to the termination. In the event of termination for good reason as the result of a change in control and the present value of these payments is equal to or in excess of 300% of the employees "base amount," as defined in Section 280G(b)(3)(A) of the Internal Revenue Code, the employee has waived the right to receive such amount of such payments which is sufficient to reduce the present value of such payments below 300% of the base amount. Also, notwithstanding anything to the contrary contained in the agreements, the employee may not receive any amount upon termination of employment (whether pursuant to the agreement or any other policy or arrangement) which would cause the employee to receive an amount which exceeds three times the average of all compensation paid to the employee by the Company during each of the five years preceding the year in which the employee's employment is terminated.

Option Grants in Last Fiscal Year

         There were no stock option grants awarded under the Company's Employee Stock Option Program for fiscal 1997 to the Company's executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table sets forth certain information concerning the exercise of stock options during fiscal 1997 and the number and value of unexercised options held at the end of fiscal 1997 (based upon the last sale price December 31, 1997 of $30.125 per share) by the executive officers of the Company named in the Summary Compensation Table.

                                                            Number of Securities           Value of Unexercised
                             Shares                        Underlying Unexercised          In-the-Money Options
                            Acquired         Value       Options at Fiscal Year End         at Fiscal Year-End
          Name             on Exercise     Realized     Exercisable / Unexercisable    Exercisable / Unexercisable
          ----             -----------     --------     ---------------------------    ---------------------------
Stephen D. Miller             - 0 -           $ 0               8,080/22,900                $168,417/$395,572
Robert A. DiValerio           - 0 -            0                5,657/15,851                 117,913/274,018
Duff P. O'Connor              - 0 -            0                4,633/12,487                  96,569/216,619
Stephen R. Selverian          - 0 -            0                5,392/13,694                 112,389/238,938

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 18, 1998, certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and
(iv) by all directors and executive officers as a group. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the Common Stock.

                                                               Amount and Nature
                                                                 of Beneficial
              Name of Beneficial Owner                            Ownership (1)     Percent of Class (2)
-----------------------------------------------------          -----------------    --------------------
First Home Savings Bank, FSB.........................              161,387(3)              6.0
Employee Stock Ownership Plan
125 South Broadway
Pennsville, NJ   08070

Grace D. Shay........................................              225,576(4)              8.3
105 Arvida Parkway
Coral Gables, FL 33156

Wellington Management Company, LLP...................              135,632(5)              5.0
75 State Street
Boston, MA   02104

         Directors:
Adam J. Gagliardi, Jr................................               77,473(6)              2.9

Eugene J. Martell....................................              100,592                 3.7
Stephen D. Miller....................................              114,616(7)              4.2
125 South Broadway
Pennsville, NJ 08070

Frederick M. Palfrey.................................               13,983(8)               *
25 Fenwick Drive
Careys Point, NJ 08069

W. Kenneth Porch.....................................               55,830(9)              2.1
RD #1, Box 17A
Pedricktown, NJ 08067

Stephen R. Selverian.................................               27,984(10)             1.0

Rodger D. Shay.......................................              225,576(4)              8.3
105 Arvida Parkway
Coral Gables, FL 33156

All directors and executive
officers of the Company as a group
(10 persons).........................................              731,830(11)            26.4

----------------

*Less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same house as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after March 18, 1998. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Based on 2,708,426 shares outstanding, except when the percentage reported relates to shares of Common Stock that a person has a right to acquire within 60 days after March 18, 1998, in which case it is based on the number of shares of Common Stock that would be outstanding after the exercise of such right.

(3) The First Home Savings Bank Employee Stock Ownership Plan (the "ESOP") has voting power with respect to 158,378 of these shares only if voting of these shares are not directed by the participants of the ESOP.

(4) Grace D. Shay and Rodger D. Shay jointly own 124,444 shares of Common Stock. Each has shared voting and investment power with respect to these shares. Mr. Shay has shared investment and voting power with respect to 24,000 shares which are owned of record by a corporate trust of which Mr. Shay is a director.

(5) The information with respect to Wellington Management Company's ("WMC") beneficial ownership of the Bank's Common Stock is derived from a
       Schedule 13G filed by WMC with the Securities and Exchange Commission in January 1998. The information reflects WMC's beneficial ownership as of December 31, 1997. WMC has shared voting power with respect to 135,632 shares and shared investment power with respect to 111,632 shares. The shares are owned by a variety of investment advisory clients of WMC, which clients receive dividends and the proceeds from the sale of such shares.

(6) Mr. Gagliardi has shared investment and voting power with respect to 22,122 of these shares.

(7) Mr. Miller has shared investment and shared voting power with respect to 7,993 of these shares, shared investment power and sole voting power with respect to 17,312 of these shares and sole investment power and sole voting power with respect to 89,311 of these shares. Does not include 144,075 shares held by the ESOP, of which Mr. Miller is a co-trustee.

(8) Mr. Palfrey has shared investment and voting power with respect to 1,169 of these shares. Does not include 161,387 shares held by the ESOP, of which Mr. Palfrey is a co-trustee.

(9) Does not include 161,387 shares held by the ESOP, of which Mr. Porch is a co-trustee.

(10) Mr. Selverian has shared investment and voting power with respect to 3,378 of these shares. Mr. Selverian has sole voting power and no investment power with respect to 4,926 shares held by the Company's Employee Stock Ownership Plan.

(11) Does not include 161,387 shares held by the ESOP, of which certain directors are trustees.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Shay Financial Services Inc. Rodger D. Shay, a director, is also a chairman and president of Shay Financial Services Inc. which is a licensed broker-dealer which effects securities transactions with the Bank. The transactions consist primarily of the purchase from and sale to these broker dealers of mortgage-backed securities and other investment securities in the ordinary course of the Bank's business. The aggregate amount of securities purchased from or sold to these broker dealers during 1997 was approximately $22 million. The Bank may enter into short-term borrowing transactions from these brokers. There were no such financings during 1997. The Bank believes that the terms of these securities transactions are comparable to the terms that could be obtained with other broker-dealers.

         Indebtedness of Management. The Bank has had, and expects to continue to have, loan and other banking transactions with its directors, officers and their respective associates. All such loan and other banking transactions (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following documents are filed as part of this report:

         1) The following consolidated financial statements of the Company and the opinion of independent certified public accountants thereof:

             Consolidated Statements of Financial Condition at December 31, 1997 and 1996.

             Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

             Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

             Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995.

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

* 3.1        Certificate of Incorporation.

 *3.2        Bylaws.

*10.1(1)     Employee Stock Compensation Program.

*10.2(1)     1996 Employee Stock Option Plan.

*10.3(1)     1994 Stock Option Plan for Non-Employee Directors.

*10.4(1) Employment Agreement between First Home Savings Bank, F.S.B. and Stephen D. Miller, as amended.

*10.5 (1)    Employment Agreement between First Home Savings Bank, F.S.B. and
             Robert A. DiValerio, as amended.

 *10.6(1) Employment Agreement between First Home Savings Bank, F.S.B. and Duff P. O'Connor, as amended.

 *10.7(1) Employment Agreement between First Home Savings Bank, F.S.B. and Stephen R. Selverian, as amended.

**10.8 Agreement and Plan of Merger, dated as of December 18, 1997, between Sovereign Bancorp and First Home Bancorp inc.

 *21.1       Subsidiaries of the Company.

  23.1       Consent of Arthur Andersen LLP

  27.1       Financial Data Schedule.

----------------
(1)      Executive Compensation Plans and Arrangements.
* Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996
**       Incorporated by reference to the Company's Form 8-K/A filed
         January 16, 1998


(b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

1. Form 8-K dated December 24, 1997 reporting under Item 5 relating to an Agreement and Plan of Merger into Sovereign Bancorp.

2. Form 8-K-A dated January 16, 1998 reporting under Item 5 relating to additional information regarding the Agreement and Plan of Merger into Sovereign Bancorp.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST HOME SAVINGS BANK, S.L.A.

DATE:  March 27, 1998                 By: /s/ Stephen D. Miller
                                           ------------------------------------
                                           Stephen D. Miller, President

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

           Name                                           Title                                     Date
           ----                                           -----                                     ----

/s/ Stephen D. Miller                       President and Chairman of the Board                  March 27, 1998
------------------------------------
Stephen D. Miller

/s/ Robert A. DiValerio                     Senior Executive Vice President                      March 27, 1998
------------------------------------
Robert A. DiValerio                         (Principal Financial Officer and
                                            Principal Accounting Officer)

/s/ Adam J. Gagliardi, Jr.                  Director                                             March 27, 1998
------------------------------------
Adam J. Gagliardi, Jr.

/s/ Eugene J. Martell                       Director                                             March 27, 1998
------------------------------------
Eugene J. Martell

/s/ Frederick M. Palfrey                    Director                                             March 27, 1998
------------------------------------
Frederick M. Palfrey

/s/W. Kenneth Porch                         Director                                             March 27, 1998
------------------------------------
W. Kenneth Porch

/s/ Stephen R. Selverian                    Executive Vice President                             March 27, 1998
------------------------------------
Stephen R. Selverian                        and Director

/s/ Rodger D. Shay                          Director                                             March 27, 1998
------------------------------------
Rodger D. Shay


                                  EXHIBIT INDEX

Exhibit #         Description
---------         -----------

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

 *10.4(1)          Employment Agreement between First Home Savings Bank, F.S.B.
                  and Stephen D. Miller, as amended.

 *10.5(1)          Employment Agreement between First Home Savings Bank,
                  F.S.B. and Robert A. DiValerio, as amended.

 *10.6(1)          Employment Agreement between First Home Savings Bank, F.S.B.
                  and Duff P. O'Connor, as amended.

 *10.7(1)          Employment Agreement between First Home Savings Bank, F.S.B.
                  and Stephen R. Selverian, as amended.

**10.8 Agreement and Plan of Merger, dated as of December 18, 1997, between Sovereign Bancorp and First Home Bancorp inc.

 *21.1             Subsidiaries of the Company.

  23.1              Consent of Arthur Andersen LLP

  27.1              Financial Data Schedule.

----------
(1) Executive Compensation Plans and Arrangements.
* Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996
**  Incorporated by reference to the Company's Form 8-K/A filed
    January 16, 1998