Form 10-Q
period 1998-03-31
FIRST HOME BANCORP INC \NJ\
filed 1998-05-14
CIK 1009195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OR THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended            March 31, 1998
                                  ----------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                  ----------------------------------------------

                         Commission File Number: 0-28700

                             FIRST HOME BANCORP INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                          22-3423990
-------------------------------                              ----------
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

Common Stock, no par value, 2,753,969 shares as of May 13, 1998.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY
                                      INDEX



                                                                                Page
                                                                                Number

Part I     Financial Information:

 Item 1:      Financial Statements:

              Consolidated Statements of Financial Condition -
              March 31, 1998 and December 31, 1997 (unaudited)                    1

              Consolidated Statements of Income -
              Three Months Ended March 31, 1998
              and 1997 (unaudited)                                                2

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1998
              and 1997 (unaudited)                                                3

              Notes to Consolidated Financial Statements
              (unaudited)                                                         4

 Item 2:      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       9

 Item 3:      Quantitative and Qualitative Disclosures about Market Risk         18

Part II    Other Information:

 Item 6:      Exhibits and Reports on Form 8-K                                   19


Part I
Item 1.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      March 31,     December 31,
                                                                                           1998             1997
                                                                                           ----             ----
                                                                                                (unaudited)
                                                                                               (in thousands)
ASSETS
Cash and amounts due from depository institutions                                       $  4,956       $   5,450
Interest-earning deposits and short-term funds                                               508             732
Investment securities held-to-maturity (market value - 1998, $2,183;
 1997, $2,233)                                                                             2,183           2,233
Investment securities held for trading at market value                                        65              64
Investment securities available-for-sale at market value                                  13,622          20,647
Mortgage-backed securities (market value -1998, $121,945;
 1997, $130,064)                                                                         120,063         127,888
Mortgage-backed securities available-for-sale at market value                            113,731          88,008
Loans receivable - net                                                                   274,909         275,976
Loans held for sale at market value                                                          189             310
Accrued interest receivable                                                                3,071           3,216
Real estate owned                                                                            256             855
Federal Home Loan Bank stock-at cost                                                       7,376           7,376
Office properties and equipment                                                            2,739           2,844
Deposit premium                                                                              487             516
Net deferred income taxes                                                                    739             653
Prepaid expenses and other assets                                                            881           1,030
                                                                                        --------        --------
TOTAL ASSETS                                                                            $545,775        $537,798
                                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits                                                                             $328,249        $326,043
   Borrowings                                                                            175,928         171,829
   Advances by borrowers for taxes and insurance                                             389             416
   Accrued interest payable on advances                                                      956             844
   Accounts payable and accrued expenses                                                   2,077           1,281
                                                                                        --------        --------
Total liabilities                                                                        507,599         500,413
                                                                                        --------        --------

Commitments  and Contingencies (Note 13)
Shareholders' equity:
 Preferred stock - No par value; 1,000,000 shares authorized;
  none issued                                                                               ---             ---
 Common stock - No par value; 10,000,000 shares authorized;
  2,708,426 shares issued and outstanding at 1998 and 1997                                  ---             ---
 Paid-in capital in excess of par                                                          8,923           8,923
 Retained earnings - partially restricted                                                 29,171          28,235
Unrealized gain on securities available-for-sale                                              82             227
                                                                                        --------        --------
Total shareholders' equity                                                                38,176          37,385
                                                                                        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $545,775        $537,798
                                                                                        ========        ========


See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                            March 31,        March 31,
                                                                 1998             1997
                                                                 ----             ----
                                                                      (unaudited)
                                                                (in thousands, except
                                                                    per share data)
INTEREST INCOME:
Interest and fees on loans                                        $5,625        $5,474
Interest on mortgage-backed securities                             3,861         3,393
Other interest income and dividends                                  481           574
                                                                  ------        ------
Total interest income                                              9,967         9,441
                                                                  ------        ------
INTEREST EXPENSE:
Interest on deposits                                               3,583         3,240
Interest on borrowed money                                         2,493         2,373
                                                                  ------        ------
Total interest expense                                             6,076         5,613
                                                                  ------        ------
NET INTEREST INCOME                                                3,891         3,828
PROVISION FOR CREDIT LOSSES                                          100           100
                                                                  ------        ------
NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT  LOSSES                                                 3,791         3,728
                                                                  ------        ------
OTHER INCOME:
Loan servicing fees                                                   45            49
Service charges and other fees                                       204           157
Profit relating to:
    Loans held for sale                                               15             3
    Investment securities held for trading                            56            54
Accretion of excess of fair value over cost                          ---            62
Other income                                                          37            32
                                                                  ------        ------
Total other income                                                   357           357
                                                                  ------        ------
OPERATING EXPENSES:
General and administrative expense:
    Salaries and employee benefits                                 1,148         1,042
    Occupancy and equipment                                          346           314
    Marketing                                                         72            77
    Federal insurance premium                                         48            42
    Other expenses                                                   557           600
                                                                  ------        ------
Total general and administrative expenses                          2,171         2,075
Amortization of deposit premium                                       29            28
Real estate operations, net                                           81            22
Merger costs                                                          21           ---
                                                                  ------        ------
Total operating expenses                                           2,302         2,125
                                                                  ------        ------
INCOME BEFORE INCOME TAXES                                         1,846         1,960
INCOME TAX EXPENSE                                                   640           662
                                                                  ------        ------
NET INCOME                                                        $1,206        $1,298
                                                                  ======        ======
PER SHARE DATA:
Basic net income per share                                        $  .45        $  .48
Diluted net income per share                                      $  .43        $  .47
Dividends per share                                               $  .10        $  .10

Weighted average number of shares outstanding - Basic          2,708,426     2,708,426
Weighted average number of shares outstanding - Diluted        2,780,681     2,744,855


See notes to consolidated financial statements.

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                                                                                           Three Months Ended
                                                                                         March 31,      March 31,
                                                                                              1998           1997
                                                                                              ----           ----
                                                                                                  (unaudited)
                                                                                                 (in thousands)
OPERATING ACTIVITIES:
    Net Income                                                                           $  1,206        $  1,298
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for losses                                                                      100             100
    Depreciation                                                                              112              92
    Accretion of excess fair value over cost                                                  ---             (62)
    Amortization of deposit premium                                                            29              28
    Investment security gains                                                                 (56)            (54)
    Purchase of investment securities held for trading                                     (1,389)         (2,982)
    Proceeds from sale of investment securities held for trading                            1,445           2,763
    Loans originated for sale                                                              (2,171)         (1,488)
    Proceeds from loans sold                                                                2,306           1,833
    Net gain on sale of loans                                                                 (15)             (3)
    Decrease (increase) in accrued interest receivable                                        145             (62)
    Increase in accrued interest payable                                                      112              68
    (Increase) decrease in net deferred tax asset                                              (4)            115
    Net other                                                                                 945             417
                                                                                         --------        --------
Net cash provided by operating activities                                                   2,765           2,063
                                                                                         --------        --------
INVESTMENT ACTIVITIES:
    Proceeds from maturities of investment securities                                       7,084           1,719
    Purchase of investment securities                                                         ---            (499)
    Purchase of mortgage-backed securities                                                (27,833)        (11,326)
    Repayments on mortgage-backed securities                                                9,700           3,375
    Purchase of property and equipment                                                         (7)            (53)
    Decrease in real estate owned                                                             598             231
    Principal collected on longer term loans                                               19,264          11,326
    Loans originated or acquired                                                          (18,296)        (16,206)
                                                                                         --------        --------
Net cash used by investing activities                                                      (9,490)        (11,433)
                                                                                         --------        --------
FINANCING ACTIVITIES:
    Net increase (decrease) in:
       Demand deposits, NOW accounts, and savings accounts                                  1,194           5,471
       Certificates of deposit                                                              1,012            (532)
    Proceeds from borrowings                                                               15,000          10,682
    Cash dividends and cash in lieu of fractional shares                                     (271)           (272)
    Repayment of borrowings                                                               (10,900)         (7,138)
    Increase (decrease) in advance from borrowers for taxes and insurance                     (28)             71
                                                                                         --------        --------
Net cash provided by financing activities                                                   6,007           8,282
                                                                                         --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        (718)         (1,088)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,182           6,435
                                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  5,464        $  5,347
                                                                                         ========        ========


See notes to consolidated financial statements

                     FIRST HOME BANCORP INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. BASIS OF PRESENTATION AND SELECTED ACCOUNTING POLICIES

   First Home Bancorp Inc. (the Company), a New Jersey corporation, is the holding company for First Home Savings Bank, F.S.B. (the Bank). The Company was organized for the purpose of acquiring all of the capital stock of the Bank in connection with the reorganization of the Bank into the holding company form of ownership. Each outstanding share of common stock of the Bank was converted into one share of common stock of the Company. The reorganization was consummated on May 31, 1996.

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997 and changes in cash flows for the three months then ended. The accompanying financial statements do not include information or footnotes necessary for a complete presentation of financial condition, statements of income and cash flows in conformity with generally accepted accounting principles. Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation. The statements of income for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire year.

   Derivative Financial Instruments - During 1998 and 1997, the Company was a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest rates (hedging). The off-balance-sheet financial instruments were forward commitments and interest rate swaps. Those instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the balance sheets. The contract or notional amounts of those instruments represent the extent of involvement the Company has in these financial instruments.

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

   Derivatives not qualifying for hedge accounting treatment would be carried at market value with realized and unrealized gains and losses included in noninterest income. During 1998 and 1997, all of the Company's derivatives qualified as hedges of specific on balance sheet items.

   A forward contract is a legal agreement between two parties to purchase or sell a specific quantity of a financial instrument, at a specified price, with delivery and settlement at a specified future date. Because forward contracts lack the liquidity and protection provided by regulated exchanges, there is a heightened risk of default by the counterparties. At March 31, 1998 and 1997 management believes there was no exposure to credit loss in the event of non-performance by other parties to forward contracts.

   The Company periodically enters into interest rate swap agreements to help reduce certain interest rate exposure on a portion of its borrowings. An interest rate swap is a contractual agreements between two parties to exchange interest payments at particular intervals, computed on different terms, on a specified notional amount. The notional amount represents the base on which interest due each counterparty is calculated and does not represent the potential for gains or losses associated with the market risk or credit risk of such transactions. At March 31, 1998, the Company had a $20.0 million notional amount interest rate swap agreement outstanding on which the Company pays a fixed interest rate of 6.10% and receives a floating interest rate of three-month LIBOR. At March 31, 1998, three-month LIBOR was 5.63%. Periodic net cash settlements under the swap agreement are recorded as an adjustment to interest expense over the life of the agreement. Included in interest expense for the three months ended March 31, 1998 was $13,000 of expense related to the interest rate swap agreement. The interest rate swap agreement matures on August 20, 1999. In the event of liquidation of the liability to which the interest rate swap is linked, the interest rate swap would be recorded at its fair market value with any change in such market value recorded in the period such event occurs. No interest rate swap agreements were outstanding at March 31, 1997.

   Net Income Per Share

   The Company adopted FAS (Financial Accounting Standards) Statement No. 128, "Earnings Per Share" (FAS 128), on December 31, 1997. FAS 128 requires dual presentation of basic and diluted net income per share on the face of the income statement. The Company's basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. For diluted net income per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of common stock equivalents, calculated using the treasury stock method. The Company's common stock equivalents consist solely of outstanding stock options.

   A reconciliation of the weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

                                                                       March 31,
                                                             1998           1997
                                                             ----           ----
   Weighted average shares outstanding (basic)          2,708,426      2,708,426
   Impact of dilutive common stock equivalents             72,255         36,429
                                                        ---------      ---------
   Weighted average shares outstanding (diluted)        2,780,681      2,744,855
                                                        =========      =========

   Comprehensive Income

   The Company adopted the FAS Statement No. 130 "Reporting Comprehensive Income" on January 1, 1998. The statement requires the company to include all nonowner changes in equity as components of comprehensive income. Currently, such nonowner changes in equity include only unrealized gains and losses on available-for-sale investment securities. The following table shows the company's comprehensive income for the periods stated.

                                                   Three Months Ended March 31,
                                                        1998               1997
                                                        ----               ----
                                                                  (in thousands)
   Net income                                         $1,206             $1,298
   Change in unrealized loss on available
    for sale investment securities                      (145)              (190)
                                                      ------             ------
   Total comprehensive income                         $1,061             $1,108
                                                      ======             ======

   Disclosure About Segments

   The Company adopted the FAS Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" on January 1, 1998. The statement requires an entity to discuss financial information in a manner consistent with internally used information and requires more detailed disclosures of operating and reporting segments. No additional disclosures are required as a result of the adoption of this statement.

2. INVESTMENT SECURITIES HELD-TO-MATURITY

   Investment securities held-to-maturity at March 31, 1998 and December 31, 1997 consisted of tax exempt obligations due in less than one year.

3. INVESTMENT SECURITIES HELD FOR TRADING

   Investment securities held for trading at March 31, 1998 and December 31, 1997 consisted of an investment in a mutual fund.

   The Company buys and sells debt and equity securities that are classified as trading securities. At each reporting period, the Company adjusts the value of these securities to market value.

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

   Investment securities available-for-sale at March 31, 1998 and December 31, 1997 consisted of the following:

                                                                                           March 31, 1998
                                                                                           --------------
                                                                     Gross          Gross       Estimated
                                                 Amortized      Unrealized     Unrealized          Market
                                                      Cost           Gains         Losses           Value
                                                      ----           -----         ------           -----
                                                                                            (in thousands)
U.S. Government Agencies
  Due after one year through five years            $ 7,998            $ 10            $(1)        $ 8,007
Corporate Notes
  Due in one year or less                            1,499               2            ---           1,501
  Due after one year through five years                631              24            ---             655
Common stock                                           791             126            ---             917
Preferred stock                                      2,473              69            ---           2,542
                                                   -------            ----           ----         -------
Total                                              $13,392            $231            $(1)        $13,622
                                                   =======            ====           ====         =======

                                                                                        December 31, 1997
                                                                                        -----------------
                                                                     Gross          Gross       Estimated
                                                 Amortized      Unrealized     Unrealized          Market
                                                      Cost           Gains         Losses           Value
                                                      ----           -----         ------           -----
                                                                                            (in thousands)
U.S. Government Agencies
  Due in one year through five years               $13,459            $ 55           $---         $13,514
Corporate Notes
  Due in one year or less                            2,996               9            ---           3,005
  Due after one year through five years                633              27            ---             660
Common stock                                           791              74            ---             865
Preferred stock                                      2,548              56             (1)          2,603
                                                   -------            ----           ----         -------
Total                                              $20,427            $221           $ (1)        $20,647
                                                   =======            ====           ====         =======

5. MORTGAGE-BACKED SECURITIES

   A summary of mortgage-backed securities at March 31, 1998 and December 31, 1997 consisted of the following:

                                                                                             March 31, 1998
                                                                                             --------------
                                                                        Gross          Gross      Estimated
                                                      Amortized    Unrealized     Unrealized         Market
                                                           Cost         Gains         Losses          Value
                                                           ----         -----         ------          -----
                                                                                              (in thousands)
   Mortgage-backed Securities
       Available-for-sale
   FNMA pass-through certificates                     $   1,371       $    31        $   ---       $  1,402
   FHLMC pass-through certificates                        2,836           185            ---          3,021
   GNMA pass-through certificates                         4,579           391            ---          4,970
   Real estate mortgage investment
       conduit obligations                              105,046           528         (1,236)       104,338
                                                      ---------       -------        --------      --------
   Total mortgage-backed securities
       available-for-sale                             $ 113,832       $ 1,135        $(1,236)      $113,731
                                                      =========       =======        ========      ========

   Mortgage-Backed Securities
       Held to Maturity
   Non-agency pass through certificates               $   5,298       $    36           $---       $  5,334
   FNMA pass-through certificates                         8,734           143            ---          8,877
   FHLMC pass-through certificates                        8,297           133            ---          8,430
   Real estate mortgage investment
       conduit obligations                               97,734         1,635            (65)        99,304
                                                       --------       -------           -----      --------
   Total mortgage-backed securities
       held to maturity                                $120,063       $ 1,947           $(65)      $121,945
                                                       ========       =======           ====       ========

                                                                            December 31,1997
                                                                            ----------------
                                                          Gross         Gross          Gross      Estimated
                                                      Amortized    Unrealized     Unrealized         Market
                                                           Cost         Gains         Losses          Value
                                                           ----         -----         ------          -----
                                                                                              (in thousands)
   Mortgage-backed Securities
       Available-for-sale
   FNMA pass-through certificates                      $  1,482       $    19        $    (2)      $  1,499
   FHLMC pass-through certificates                        2,997           212            ---          3,209
   GNMA pass-through certificates                         4,875           407            ---          5,282
   Real estate mortgage investment
       conduit obligations                               78,520           834         (1,336)        78,018
                                                       --------       -------        -------       --------
   Total mortgage-backed securities
       available-for-sale                              $ 87,874       $ 1,472        $(1,338)      $ 88,008
                                                       ========       =======        =======       ========

   Mortgage-Backed Securities
       Held to Maturity
   Non-agency pass through certificates                $  5,444       $    36           $---       $  5,480
   FNMA pass-through certificates                         9,672           149            ---          9,821
   FHLMC pass-through certificates                        8,771            96            ---          8,867
   Real estate mortgage investment
       conduit obligations                              104,001         1,926            (31)       105,896
                                                       --------       -------           ----       --------
   Total mortgage-backed securities
       held to maturity                                $127,888       $ 2,207           $(31)      $130,064
                                                       ========       =======           ====       ========

   Mortgage-backed securities with amortized costs of $95,064,000 and $80,773,000 and market values of approximately $95,568,000 and $81,389,000 were pledged as collateral for securities sold under agreements to repurchase at March 31, 1998 and December 31, 1997, respectively.

6. LOANS RECEIVABLE

   Loans receivable at March 31, 1998 and December 31, 1997 consisted of the following:

                                                       March 31,   December 31,
                                                            1998           1997
                                                            ----           ----
                                                                  (in thousands)
   Residential mortgages on existing property           $209,723       $210,483
   Construction mortgages                                  5,501          5,486
   Commercial real estate loans                           17,632         17,715
   Commercial business loans                               2,421          2,348
   Consumer loans:
     Home equity loans                                    30,227         29,497
     Mobile home loans                                     5,399          5,651
     Equity lines of credit                                3,775          4,194
     Automobile loans                                      4,429          4,720
     Other loans                                           3,573          4,161
                                                        --------       --------
   Total                                                 282,680        284,255
   Undisbursed portion of loans in process                (2,579)        (3,045)
   Net deferred loan fees, discounts and premiums         (1,566)        (1,618)
   Allowance for possible credit losses                   (3,626)        (3,616)
                                                        --------       --------
   Total                                                $274,909       $275,976
                                                        ========       ========

   The total amount of loans serviced for the benefit of others was approximately $65,000,000 and $65,200,000 at March 31, 1998 and December 31, 1997, respectively.

   Following is a summary of changes in allowance for possible credit losses:

                                                      March 31,    December 31,
                                                           1998            1997
                                                           ----            ----
                                                                   in thousands)
   Balance, beginning of period                          $3,616          $3,760
   Provision for credit losses                              100             400
   Charge-offs                                             (115)           (708)
   Recoveries                                                25             164
                                                         ------          ------
   Total                                                 $3,626          $3,616
                                                         ======          ======

7. LOANS HELD FOR SALE

   Loans held for sale at March 31, 1998 and December 31, 1997 amounted to $189,000 and $310,000, respectively. Loans held for sale consist of 30 year fixed-rate residential mortgage loans which qualify for sale in the secondary market. These loans are recorded at the lower of cost or market value determined on an aggregate basis.

8. ACCRUED INTEREST RECEIVABLE
                                                       March 31,   December 31,
                                                            1998           1997
                                                            ----           ----
                                                                  (in thousands)
   Loans                                                  $1,517         $1,606
   Mortgage-backed securities                              1,249          1,170
   Investment securities                                     305            440
                                                          ------         ------
   Total                                                  $3,071         $3,216
                                                          ======         ======

9.  OFFICE PROPERTIES AND EQUIPMENT

    Office properties and equipment at March 31, 1998 and December 31, 1997 are summarized by major classifications as follows:

                                                     March 31,     December 31,
                                                          1998             1997
                                                                  (in thousands)
    Land, buildings and improvements                    $3,730           $3,730
    Furniture and equipment                              1,601            1,604
                                                        ------           ------
    Total                                                5,331            5,334
    Less accumulated depreciation                       (2,592)          (2,490)
                                                        ------           ------
    Total                                               $2,739           $2,844
                                                        ======           ======

10. DEPOSITS

    Deposits at March 31, 1998 and December 31, 1997 consisted of the following:

                                                                     March 31,    December 31,
                                                                          1998            1997
                                                                          ----            ----
                                                                                 (in thousands)
    NOW accounts                                                      $ 28,921        $ 27,595
    Non-interest bearing accounts                                        8,364           7,847
    Money market, municipal deposits, and other accounts                70,956          72,274
    Savings and club accounts                                           32,666          32,185
    Certificates of deposits                                           186,980         185,846
                                                                      --------        --------
    Total                                                              327,887         325,747
    Accrued interest payable                                               362             296
                                                                      --------        --------
    Total                                                             $328,249        $326,043
                                                                      ========        ========

    The Bank has pledged mortgage loans and mortgage-backed securities aggregating approximately $12,352,000 for public fund deposits as required by the New Jersey Department of Banking's Govern mental Unit Deposit Protection Act.

11. BORROWINGS

    Borrowings include Federal Home Loan Bank advances due at various dates through 2002. At March 31, 1998 borrowings totaled $84,660,000 with interest rates ranging between 5.31% and 7.52%. At December 31, 1997 borrowings totaled $95,561,000 with interest rates ranging between 5.31% and 7.52%. The borrowings from the Federal Home Loan Bank are collateralized by Federal Home Loan Bank stock and substantially all first mortgage loans.

    Borrowings at March 31, 1998 and December 31, 1997 also consisted of securities sold under agreements to repurchase due at various dates through 2001. At March 31, 1998 the borrowings totaled $91,268,000 with interest rates ranging between 5.38% to 6.11%. At December 31, 1997 these borrowings totaled $76,268,000 with interest rates ranging between 5.74% and 6.11%. Of the total outstanding agreements at March 31, 1998, $20,000,000 is callable in 1998, $42,000,000 is callable in 1999, and $15,000,000 is callable in
    2000. The remaining $14,268,000 is due within 30 days. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. Securities sold under agreement to repurchase were collateralized by mortgage-backed securities with amortized costs of $95,064,000 and $80,773,000 and market values of approximately $95,568,000 and $81,389,000 at March 31, 1998 and December 31, 1997, respectively. The securities underlying the agreements were delivered to, and are held by, the dealers who arranged the transactions.

12. INTEREST RATE SWAP

    In August 1997 the Company entered into an interest rate swap as a component of managing interest rate risk. The swap agreement is held for purposes other than trading. Periodic net cash settlements under the swap agreement are accrued as an adjustment to interest expense over the life of the agreement. The Company pays a fixed rate of 6.10% for two years on a notional amount of $20,000,000 and receives three month London Interbank Offered Rates (LIBOR) adjusted every three months (at March 31, 1998 - 5.63%). The swap was entered into to hedge the Company's short-term borrowings. There were no outstanding interest rate swap agreements at March 31, 1997.

13. COMMITMENTS AND CONTINGENCIES

    Commitments at March 31, 1998 and December 31, 1997 consisted of the following:

                                                                    March 31,    December 31,
                                                                         1998            1997
                                                                         ----            ----
                                                                                (in thousands)
    Fixed rate mortgage loans (current market rates)                $ 5,913           $ 3,741
    Adjustable rate mortgage loans                                      888               651
    Unused lines of credit                                            6,635             6,520
    Letters of credit                                                   237               305
    Consumer loans                                                      665               294
    Loans in process                                                  2,579             3,045
                                                                    -------           -------
    Total                                                           $16,917           $14,556
                                                                    =======           =======

    At March 31, 1998 all commitments are expected to be funded within one year.

14. MERGER

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

                             FIRST HOME BANCORP INC.
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         First Home Bancorp Inc. (the Company) is the sole stockholder of First Home Savings Bank, F.S.B. (the Bank). Substantially all of the Company's consolidated revenues are derived from the operations of the Bank, and the Bank represented substantially all of the Company's consolidated assets and liabilities at March 31, 1998. The Bank's business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate primarily located in New Jersey and Delaware. The Bank provides consumer banking services through eight retail banking offices in New Jersey and two retail banking offices in Delaware. The Bank is subject to significant competition from other financial institutions, and is also subject to regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies.

Forward-looking Statements

         The information contained in the Quarterly Report on Form 10-Q for the three month period ended March 31, 1998 contains forward-looking statements (as such term is defined under Section 21E of the Securities Exchange Act of 1934 and the regulations thereunder), including without limitation, statements as to trends, management's beliefs, expectations or opinions, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate.

         Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. Certain of these risks, uncertainties and other factors, are discussed in the Company's Form 10-K for the year ended December 31, 1997.

Impact of the Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in other normal business activities.

         The Company determined that the third party vendors with which the Company contracts will be required to modify or replace portions of software and hardware so that the Company's computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications or replacements to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations.

         The Company developed a comprehensive list of software and hardware used by the Company. Every vendor was contacted regarding the Year 2000 Issue. The Company was tracking the progress each vendor was making in resolving the problems associated with the Year 2000 Issue. The Company's primary vendor developed a plan for all its customers to participate.

         The Company planned to utilize internal and external sources to identify, test, reprogram or replace software for year 2000 modifications. However, in anticipation of the merger with Sovereign, the year 2000 project was suspended. After the merger with Sovereign, existing loan and deposit processing functions will be processed within Sovereign's processing systems. Sovereign plans to make changes to the Company's loan and deposit processing during the first quarter of 1999. There can be no guarantee that the merger will be approved and the data processing conversion will be completed as planned. It is not certain that the systems on which Sovereign rely will be timely converted for year 2000 and that there will be no adverse effect on operations.

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

Net Income

         The Company earned $1,206,000, or $.45 per share, for the three month period ended March 31, 1998 compared to $1,298,000, or $.48 per share, for the three month period ended March 31, 1997. Net income decreased $92,000, or 7.1%, for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease was attributable to increases in total operating expenses of $177,000 offset by an increase in net interest income of $63,000. The increases in total operating expense were primarily the result of increases related to salaries and employee benefits, real estate operations and merger costs of $106,000, $59,000 and $21,000, respectively.

Net Interest Income

         Net interest income for the three month period ended March 31, 1998 totaled $3,891,000 compared to $3,828,000 for the three month period ended March 31, 1997, a $63,000, or 1.6%, increase. The increase in net interest income for the three months ended March 31, 1998 was attributable to growth in net interest-earning assets of $5,747,000 and was offset by a decline in net interest margin. Average interest-earning assets increased by $35,107,000 for the three month period ended March 31, 1998 as compared to the prior year. Average interest-bearing liabilities increased by $29,360,000 for the three month period ended March 31, 1998 as compared to the prior year. The increase in average interest-earning assets was primarily attributable to the purchase of mortgaged-backed securities which increased by $31,939,000 from the prior year. The increase in average interest-bearing liabilities was attributable to an increase in deposits of $29,967,000 from the prior year. The increase in net interest income resulting from the increase in net interest-earning assets was offset by a decline in interest rate margin of .16% to 2.97% in March 1998 from 3.13% in March 1997.

         The following table sets forth information for the three month periods ended March 31, 1998 and March 31, 1997 regarding the Company's (1) average balance of interest-earning assets and the resultant interest income and average yields; (2) average balance of interest-bearing liabilities and the resultant interest expense and average costs; (3) net interest income; (4) interest rate spread; (5) and net yield earned on weighted average interest-earning assets. The table is not presented on a tax equivalent basis because the Company's investment in tax-free obligations is insignificant.


                                                                        Three Months Ended
                                                           March 31, 1998                 March 31, 1997
                                                           --------------                 --------------
                                                                                  (dollars in thousands)

                                                                  Average                        Average
                                               Average             Yield/      Average            Yield/
                                               Balance  Interest     Rate      Balance  Interest    Rate
                                               -------  --------     ----      -------  --------    ----
Interest-earning assets:
 Loans                                        $275,154    $5,625     8.18%    $263,843    $5,474   8.30%
 Mortgage-backed securities                    222,641     3,861     6.94      190,702     3,393   7.12
 Other (1)                                      26,073       481     7.39       34,216       574   6.71
                                               -------    ------     ----     --------    ------   ----
Total interest-earning assets                  523,868     9,967     7.61      488,761     9,441   7.73
                                               -------    ------     ----     --------    ------   ----
Non-interest earning assets                     13,075                          14,679
                                               -------                        --------
 Total assets                                 $536,943                        $503,440
                                              ========                        ========
Interest bearing liabilities:
 Deposits                                     $325,925     3,583     4.40     $295,958     3,240   4.38
 Borrowings                                    171,049     2,493     5.83      171,656     2,373   5.53
                                               -------    ------     ----     --------    ------   ----
Total interest-bearing liabilities             496,974     6,076     4.89      467,614     5,613   4.80
                                               -------    ------     ----     --------    ------   ----
Non-interest-bearing liabilities                 2,390                           2,476
                                               -------                        --------
Total liabilities                              499,364                         470,090
                                               -------                        --------
Shareholders' equity                            37,579                          33,350
                                               -------                        --------
Total liabilities and
 shareholders' equity                         $536,943                        $503,440
                                              ========                        ========
Net interest income                                       $3,891                          $3,828
                                                          ======                          ======
Interest rate spread                                                 2.72%                         2.93%
                                                                     ====                          ====
Net yield on weighted average
 interest-earning assets                                             2.97%                         3.13%
                                                                     ====                          ====


(1) Consists of interest-earning deposits, short-term funds, investment securities, and Federal Home Loan Bank stock.

Provision for Credit Losses

         The provision for credit losses were $100,000 for the three month periods ended March 31, 1998 and 1997. As of March 31, 1998, the allowance for credit losses totaled $3,626,000, or 1.30%, of total loans including loans held for sale compared to $3,757,000, or 1.41%, of total loans at March 31, 1997.

Other Income

         Other income remained constant for the three months ended March 31, 1998 from the comparable period of 1997. The elimination of the accretion of excess of fair value over cost of $62,000 was offset by increases in service charges and other fees of $47,000 and an increase in profits relating to the sale of investment securities held for trading and loans held for sale to $71,000 for the three months ended March 31, 1998 from $57,000 during the comparable period in the prior year.

Operating Expenses

General and Administrative Expense - General and administrative expenses increased $96,000, or 4.6%, for the three months ended March 31, 1998 from the comparable period of 1997. The increase in general and administrative expenses for the three months ended March 31, 1998 was attributable to an increase of $106,000 in salaries and benefits and $32,000 in occupancy and equipment costs associated with the operation and administration of customer services. These increases were offset by a decrease of $43,000 in miscellaneous operating expenses for the three month period ended March 31, 1998 to $557,000 from $600,000 for the three month period ended March 31, 1997.

Real Estate Operations, Net - Net real estate operations expense increased $59,000 for the three months ended March 31, 1998 from the comparable period of 1997. This increase resulted from the net losses of $50,000 and costs of $31,000 associated with the liquidation of real estate owned properties. During the three months ended March 31, 1997 profits of $9,000 and costs of $31,000 were incurred.

Merger Costs - Merger costs of $26,000 were incurred for the three months ended March 31, 1998 in connection with the pending acquisition of the company by Sovereign Bancorp. See note 14 of the accompanying financial statements for additional information.

Amortization of Deposit Premium - In January 1995, the Bank acquired two branch offices with deposits of approximately $15,900,000. The premium paid for these deposits is amortized over a period not exceeding the estimated average remaining life of the customer base acquired. During the three month periods ended March 31, 1998 and March 31, 1997 amortization was $29,000 and $28,000, respectively.

Income Tax Expense

         Income tax expense decreased $22,000, or 3.3%, for the three months ended March 31, 1998 as compared to the same period in 1997. Pre-tax income decreased $114,000, or 5.8%, from the comparable period of 1997.

Financial Condition

         Total assets increased to $545,775,000 on March 31, 1998 from $537,798,000 as of December 31, 1997, an increase of 5.9% on an annualized basis. This increase was mainly attributable to an increase in mortgage-backed securities. From December 31, 1997 to March 31, 1998 mortgage-backed securities increased by $17,898,000. This increase was partially offset by a decrease in investment securities of $7,074,000.

         Total liabilities increased to $507,599,000 on March 31, 1998 from $500,413,000 as of December 31, 1997, an increase of 5.7% on an annualized basis. Deposits increased to $328,249,000 on March 31, 1998 from $326,043,000 on December 31, 1997. This increase was due to increases in now accounts and certificates of deposit. From December 31, 1997 to March 31, 1998, NOW accounts increased by $1,326,000 and certificates of deposits increased by $1,134,000. Borrowings increased to $175,928,000 on March 31, 1998 from $171,829,000 on December 31, 1997. This increase was primarily used to fund the increase in mortgage-backed securities.

         Shareholders' equity increased to $38,176,000 on March 31, 1998 from $37,385,000 as of December 31, 1997. This increase was primarily the result of net income of $1,206,000 for the three months ended March 31, 1998, less cash dividends of $270,000 declared during the period. In addition, investments classified as available- for-sale in accordance with the FAS Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" are required to be marked to market on an after-tax basis and unrealized gains or losses are reflected as an adjustment to shareholders' equity. The Company had net unrealized gains of $82,000 on March 31, 1998 and net unrealized gains of $227,000 on December 31, 1997 or a net decrease in unrealized gains of $145,000.

Asset Quality

         The Company's non-performing assets consist of non-accrual loans and real estate owned. The following table sets forth information regarding non-performing assets. At March 31, 1998 two past due loans of more than 90 days with balances totaling $197,000 were accruing interest. These loans are in the process of being refinanced by another financial institution. These loans are anticipated to be repaid during the second quarter of 1998.

                                                                March 31,   December 31,
                                                                     1998           1997
                                                                   ------         ------
                                                                           (in thousands)
Non-accrual loans
 Residential loans                                                 $2,845         $2,471
 Commercial loans                                                     678            577
 Consumer loans                                                       413            310
                                                                   ------         ------
Total non-accrual loans                                             3,936          3,358
Real estate owned                                                     256            855
                                                                   ------         ------
Total non-performing assets                                        $4,192         $4,213
                                                                   ======         ======
Total non-performing assets as a percent of total assets              .77%           .78%
                                                                   ======         ======

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

         The overall liquidity percentage requirement is currently 4% of certain net withdrawable deposits and borrowings payable in one year or less. The Company exceeded its liquidity requirement at March 31, 1998.

         At March 31, 1998, the Company had approximately $16,917,000 in outstanding commitments. It is anticipated that these commitments will fund within the next year and funds will be available from normal cash flows.

Interest Rate Risk Management

         The Company has a program to control interest rate risk. The strategy includes the origination and purchase of adjustable rate mortgage (ARM) loans, the purchase of short-term mortgage-backed securities (MBS) and the origination of short-term consumer loans. The Board of Directors has instructed management to maintain interest rate risk within prescribed limits. An internal asset/liability modeling system monitors the effect on income of changing market interest rates.

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

         The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 1998 which are anticipated to mature, prepay or reprice in each of the future time periods shown. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid, based on internal assumptions. Non-performing loans have been excluded from interest-earning assets. Money market deposit accounts (MMDA) and other accounts, NOW and savings accounts which are subject to immediate withdrawal and repricing are classified at decay rates based upon assumptions provided by the OTS.

                                            Twelve
                                            Months         1-3       3-5       5-10    10-20    Over 20
                                           or less       Years     Years      Years    Years      Years     Total
                                                                                           (dollars in thousands)
Interest-earning assets:
Residential mortgage loans
   Adjustable rate                        $ 48,916    $ 22,777  $    581   $    ---  $   ---    $   ---  $ 72,274
   Fixed rate                               27,699      39,763    26,681     31,984   11,151        176   137,454
Mortgage-backed securities
   Adjustable rate                          95,907      14,394       ---        ---      ---        ---   110,301
   Fixed rate                               21,022      32,480    22,841     31,299   16,320      1,458   125,420
Consumer and commercial loans
   Adjustable rate                           9,682       1,862       ---        ---      ---        ---    11,544
   Fixed rate                               22,792      20,339     7,342      3,950      470        ---    54,893
Loans held for sale                            189         ---       ---        ---      ---        ---       189
Investment securities                        7,455       1,000     7,605        ---      ---      7,376    23,436
Investment securities held-for-trading          65         ---       ---        ---      ---        ---        65
                                          --------    --------  --------   --------  -------    -------  --------
Total                                      233,727     132,615    65,050     67,233   27,941      9,010   535,576
                                          --------    --------  --------   --------  -------    -------  --------
Interest-bearing liabilities:
   Deposits
      Savings accounts                       4,573       7,315     5,410      8,138    5,629      1,601    32,666
      NOW and non-interest
        bearing demand accounts              6,338       9,627     6,632      8,902    4,888        898    37,285
      MMDA and other accounts               21,996      25,650    12,212      9,362    1,693         43    70,956
      Certificates of deposit              122,893      54,600     9,487        ---      ---        ---   186,980
Borrowings                                 100,196      73,132     2,600        ---      ---        ---   175,928
Interest rate swaps
      (pay fixed, receive floating)        (20,000)     20,000       ---        ---      ---        ---       ---
                                          --------    --------  --------   --------  -------    -------  --------
Total                                      235,996     190,324    36,341     26,402   12,210      2,542   503,815
                                          --------    --------  --------   --------  -------    -------  --------
Excess int.-earning assets (liabilities)  $ (2,269)   $(57,709) $ 28,709   $ 40,831  $15,731    $ 6,468  $ 31,761
                                          --------    --------  --------   --------  -------    -------  --------
Cumulative excess interest-earning
      assets (liabilities)                $ (2,269)   $(59,978) $(31,269)  $  9,562  $25,293    $31,761
                                          ========    ========   ========   =======  =======    =======
Ratio of GAP during the period
      to total assets                         (.42)%    (10.57)%    5.26%      7.48%    2.88%      1.19%
                                               ====     ======      ====       ====     ====       ====
Ratio of cumulative GAP
      to total assets                         (.42)%    (10.99)%   (5.73)%     1.75%    4.63%      5.82%
                                              =====     ======     =====       ====     ====       ====

Interest Rate Sensitivity

         In evaluating the Company's exposure to interest rate sensitivity, certain limitations inherent in the method of analysis must be considered. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates in the short-term and over the life of the asset. Further, in the event of a change in interest rates, prepayment on loans and early withdrawals on certificates of deposit may deviate significantly from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers these factors in monitoring its exposure to interest rate sensitivity. The Company believes no material changes occurred in the three month period ended March 31, 1998 from the information presented in the Company's 10-K for the year ended December 31, 1997.

Capital

The Bank is in full compliance with its capital requirements. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The table below presents the Bank's actual and regulatory required capital amounts for core, tangible, tier 1 risk-based and total risk-based capital at March 31, 1998.


                                                                                                Required to be
                                                                            Required for      Well Capitalized
                                                                        Capital Adequacy          Under Prompt
                                                          Actual                Purposes     Corrective Action
                                            --------------------       -----------------     -----------------
                                               Amount Percentage       Amount Percentage     Amount Percentage
                                            --------------------       -----------------     -----------------
                                                                                        (dollars in thousands)
Tier 1 (Core) capital                        $36,403        6.69%      $21,789       4.0%    $27,209       5.0%
Tangible                                     $36,403        6.69%      $ 8,163       1.5%        N/A       N/A
Tier 1 risk-based                            $36,403       15.92%      $ 9,230       4.0%     13,719       6.0%
Total risk-based                             $39,271       17.18%      $18,292       8.0%     22,865      10.0

                        Selected Financial and Other Data

-------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
                                                                                                         March 31,
                                                                                                   1998       1997
-------------------------------------------------------------------------------------------------------------------


Interest rate spread                                                                               2.72%      2.93%
Net yield on interest-earning assets                                                               2.97%      3.13%
Return on average assets                                                                            .90%      1.03%
Return on average equity                                                                          12.83%     15.57%
General and administrative expenses to average assets                                              1.62%      1.65%
Ratio of interest-earning assets to interest-bearing liabilities                                   1.05x      1.05x
Ratio of non-performing assets to total assets at end of period                                     .77%       .79%
Dividends per common share                                                                         $.10       $.10
Book value per share at end of period                                                            $14.10     $12.36



Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled " Management's Discussion and Analysis - Interest Rate Sensitivity."

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY


Part II: Other Information

Item 6:  Exhibits and Reports on Form 8-K

(a)   *3.1    Certificate of Incorporation.

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

     *10.5(1) Employment Agreement between First Home Savings Bank, F.S.B. and
              Robert A.  DiValerio, as amended.

     *10.6(1) Employment Agreement between First Home Savings Bank, F.S.B. and
              Duff P. O'Connor, as amended.

     *10.7(1) Employment Agreement between First Home Savings Bank, F.S.B. and
              Stephen R.  Selverian, as amended.

    **10.8 Agreement and Plan of Merger, dated as of December 18, 1997, between Sovereign Bancorp and First Home Bancorp Inc.

      27      Financial Data Schedules
      27.1      Three months ended March 31, 1998
      27.2      Nine months ended September 30, 1997 - Restated
      27.3      Six months ended June 30, 1997 - Restated
      27.4      Three months ended March 31, 1997 - Restated
      27.5      Twelve months ended December 31, 1996 - Restated
      27.6      Nine months ended September 30, 1996 - Restated
      27.7      Six months ended June 30, 1996 - Restated

(b) The following report on Form 8-K was filed during the quarter for which this report is filed.

        1. Form 8-K/A dated January 16, 1998 relating to additional information regarding the Agreement and Plan of Merger into Sovereign Bancorp.

----------------------------

(1)     Executive Compensation Plans and Arrangements.
* Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
**      Incorporated by reference to the Company's Form 8-K/A filed
        January 16, 1998.

                             FIRST HOME BANCORP INC.
                                 AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST HOME BANCORP INC.
                                         (Registrant)


                                         /s/ Stephen D.  Miller
                                         ---------------------------------------
Date: May 14, 1998                       Stephen D. Miller
                                         President/Chief Executive Officer


                                         /s/ Robert A.  DiValerio
                                         ---------------------------------------
Date: May 14, 1998                       Robert A. DiValerio
                                         Senior Executive Vice-President/
                                         Chief Financial Officer